Form 10-Q/A
period 1996-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1996-05-01
CIK 778171

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      /x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                     For the Quarterly Period Ended March 31, 1996


      / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934




          For the Transition period from ____________ to ____________



                         Commission File Number 0-13881



                    CITY INVESTING COMPANY LIQUIDATING TRUST



             (Exact name of registrant as specified in its charter)




                DELAWARE                              13-6859211
        (State of organization)          (I.R.S. Employer Identification No.)


     99 UNIVERSITY PLACE, 7TH FLOOR                   10003-4528
           NEW YORK, NEW YORK                         (Zip Code)
(Address of principal executive offices)


     Registrant's telephone number, including area code: (212) 473-1918





Indicate by check mark whether the registrant ( l ) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.



Yes  X     No
    ----      ----




At March 31, 1996 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

CITY INVESTING COMPANY LIQUIDATING TRUST

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 of City Investing Company Liquidating Trust (the "Trust") is being filed by the Trust in order to add, to Item 6., Exhibit 27 Financial Data Schedule. There is also a minor wording change in Item 1.
Legal Proceedings.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

City Investing Company Liquidating Trust v. Continental Casualty Co. On March 27, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's holding that the Florida Department of Revenue ("DOR") claim against General Development Corporation ("GDC") was entitled to priority under the bankruptcy law. Had that decision been sustained, the Trust has been advised that the bankrupt estate of GDC retains sufficient assets to satisfy priority claims and the amount currently held in escrow by fiduciary institu-tions (approximately $3,608,000) would have been returned to the Trust. If the DOR claim is not entitled to priority, some part or all of the escrowed amount will be required to be paid by the escrow agent to the DOR. The Trust is presently considering whether to seek review of the Eleventh Circuit decision by the United States Supreme Court.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

   Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K:

  The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CITY INVESTING COMPANY LIQUIDATING TRUST




Date: May 1, 1996             By: LESTER J. MANTELL
                                    Trustee