Form 10-Q
period 1996-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1996-07-23
CIK 778171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996


           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from ______ to ______


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes __X___ No ______

At June 30, 1996 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                  SECOND QUARTER AND SIX MONTHS ENDED JUNE 30



                                                     SECOND QUARTER                 SIX MONTHS


(IN THOUSANDS, EXCEPT PER UNIT DATA)                 1996         1995           1996          1995

- -------------------------------------------------------------------------------------------------------

Gains (losses) on dispositions of assets, net     $    23      $  (301)     $      17      $   (370)
Interest, dividend and other income                   841          483          2,517           941

- -------------------------------------------------------------------------------------------------------

Total income                                          864          182          2,534           571
Administrative expenses                                86          158            166           220

- -------------------------------------------------------------------------------------------------------

NET INCOME                                        $   778      $    24      $   2,368      $    351

- -------------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                               $  0.02      $     -      $    0.06      $   0.01

- -------------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                  38,979       38,979         38,979        38,979
- -------------------------------------------------------------------------------------------------------


                                            BALANCE SHEETS


                                                                             JUNE 30,      DECEMBER 31,


(IN THOUSANDS)                                                                   1996          1995

- -------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                   $     333      $    217
Investment securities                                                          55,304        53,078
Restricted funds                                                                4,206         4,213
Investments                                                                       609           609
Real estate and mortgage receivable                                             4,708         4,675

- -------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $  65,160      $ 62,792

- -------------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Accounts payable                                                            $     235      $    235
Trust equity                                                                   64,925        62,557

- -------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                          $  65,160      $ 62,792

- -------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.



                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30



(IN THOUSANDS)                                                1996               1995

- ---------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                $  2,368           $    351
Adjustments to reconcile net income to
net cash used for operating activities:
Gain on sale of real estate                                    (92)                 -
Loss on sale of investment in PCA                                -                200
Interest income earned on investment in U.S. Treasuries     (2,250)              (717)

- ---------------------------------------------------------------------------------------

Net cash provided by (used for) operating activities            26               (166)

- ---------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                               59                  -
Proceeds from sale of investment in PCA                          -             27,821
Maturities of investment securities                         42,142             27,843
Purchases of investment securities                         (42,118)           (54,963)
Restricted funds, net                                            7                (89)
Other, net                                                       -               (206)

- ---------------------------------------------------------------------------------------

Net cash provided by investing activities                       90                406

- ---------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                      116                240
Cash and cash equivalents at beginning of year                 217                108

- ---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    333           $    348

- ---------------------------------------------------------------------------------------


                        STATEMENTS OF CHANGES IN TRUST EQUITY
                               SIX MONTHS ENDED JUNE 30


(IN THOUSANDS)                                                1996               1995

- ---------------------------------------------------------------------------------------

Balance at December 31                                    $ 62,557           $ 62,105
Net income                                                   2,368                351

- ---------------------------------------------------------------------------------------

BALANCE AT JUNE 30                                        $ 64,925           $ 62,456

- ---------------------------------------------------------------------------------------




See accompanying notes to financial statements.



                    CITY INVESTING COMPANY LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The June 30, 1996 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting used for Federal income tax purposes. Accordingly, certain revenue and the related assets are recognized when received rather than when earned; and certain expenses are recognized when paid rather than when the obligation is incurred.

NOTE 3 - LOSSES ON DISPOSITIONS OF ASSETS

Losses on dispositions of assets, net, include settlement costs and legal fees attributable to the disposition of assets incurred in connection with the defense of litigation against the Trust.

NOTE 4 - TRUST AGREEMENT

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge all litigation and other contingent liabilities of City Investing Company ("City") which existed on September 25, 1985.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:




                             JUNE 30, 1996                        DECEMBER 31, 1995
                             -------------                        -----------------


                    CARRYING                  FAIR               CARRYING                   FAIR
(IN THOUSANDS)         VALUE       COST      VALUE                  VALUE       COST       VALUE

- ------------------------------------------------------------------------------------------------

U.S. Treasuries
maturing within
one year             $55,304    $55,304    $56,135                $53,078    $53,078     $55,085

- ------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at June 30, 1996 and December 31, 1995, are $831,000 and $2,007,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:



                                            JUNE 30,             DECEMBER 31,
(IN THOUSANDS)                                  1996                     1995

- ------------------------------------------------------------------------------

City Investing Company Liquidating Trust
v. Continental Casualty                    $   3,653              $     3,391
Tapken v. Brown, et al.                          550                      550
Mortgage matured, May 1996                         -                      268
Other                                              3                        4

- ------------------------------------------------------------------------------

Total restricted funds                     $   4,206              $     4,213

- ------------------------------------------------------------------------------



See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:



                                            JUNE 30,             DECEMBER 31,
(IN THOUSANDS)                                  1996                     1995

- ------------------------------------------------------------------------------

Cayman Resources Corporation               $      27              $        27
Other investments                                582                      582

- ------------------------------------------------------------------------------

Total investments                          $     609              $       609

- ------------------------------------------------------------------------------



The Trust holds 3,108,105 shares of Cayman Resources Corporation ("Cayman") common stock, which are carried at their tax basis. At June 30, 1996 and December 31, 1995, the fair market value of the Cayman stock, based on quoted market prices, was $289,000 and $96,000.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas on July 22, 1983. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note and the Trust now holds an undivided interest in the property. The Trust's interest in the property is classified as real estate in the accompanying financial statements and valued at the January 2, 1990 fair market value of $4,675,000, less $46,658, the carrying value of two parcels sold on April 15, 1996, and includes a mortgage of $79,822 received on the sale of the two parcels sold in 1996. The Trust realized a long term gain of $91,714 on the April 15, 1996 sale of approximately two per cent of the real estate.

NOTE 9 - CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge all litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)


These issues, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also remains subject to possible claims by the United States Environmental Protection Agency and other third parties.

NOTE 10 - DIVIDEND RESTRICTIONS

The existence of the contingent liabilities referred to in Note 9 may affect the timing of future distributions of Trust assets. In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., the Trust is unable to make any dividend payments or liquidating distributions without further judicial action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $778,000 ($0.02 per unit) in the second quarter of 1996 and net income of $2,368,000 ($0.06 per unit) in the six-month period ended June 30, 1996, compared with net income of $24,000 ($0.00 per unit) and net income of $351,000 ($0.01 per unit) in the corresponding 1995 periods. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The reported gains (losses) on dispositions of assets, net, reflect gains of $23,000 and $17,000 in the second quarter and six- month periods of 1996, respectively, as compared to losses of $301,000 and $370,000 in the corresponding 1995 periods. The 1996 periods include a long term gain of $91,714 on disposition of assets as a result of the sale of approximately two per cent of the Trust's real estate. The 1995 periods include $200,000 of losses on dispositions of assets as a result of the Trust's sale of its limited partnership interest in PACE/City Associates, L.P. ("PCA"). The remaining losses in the 1996 periods of $69,000 and $75,000 and in the 1995 periods of $101,000 and $170,000 principally consist of legal fees incurred in connection with litigation. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $841,000 and $2,517,000 in the second quarter and six months ended June 30, 1996, and $483,000 and $941,000 in the corresponding 1995 periods. The increase in the 1996 period was due to the timing of the recognition of interest income, the increase in cash attributable to the Trust's sale of its interest in PCA and an increase in yield on investment securities compared to the 1995 periods. Administrative expenses were $86,000 and $166,000 for the second quarter and six months of 1996, compared with $158,000 and $220,000 for the comparable 1995 periods. The primary reason that 1996 administrative expenses were less than 1995 is that there was a reduction in legal costs and registrar fees as well as costs of administration of the Trust.

At June 30, 1996, the Trust had cash and cash equivalents, investment securities and restricted funds of $59,843,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                   CITY INVESTMENT COMPANY LIQUIDATING TRUST

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit the District Court's dismissal of their Amended Complaint and denial of leave to file a further Amended Complaint. The Appeal has been briefed and awaits argument and disposition by the Court.

City Investing Company Liquidating Trust v. Continental Casualty Co. On March 27, 1996, the United States Court of Appeals for the Eleventh Circuit reversed the District Court's holding that the Florida Department of Revenue ("DOR") claim against General Development Corporation ("GDC") was entitled to priority under the bankruptcy law. The Trust has been advised that, had that decision been sustained, the bankrupt estate of GDC retains sufficient assets to satisfy priority claims and a substantial amount of the funds currently held in escrow by fiduciary institutions would have been returned to the Trust. If the DOR claim is not entitled to priority, some part or all of the escrowed amounts will be required to be paid by the escrow agents to the DOR. Counsel for the Trust has filed a petition seeking review of the Eleventh Circuit decision by the United States Supreme Court.


ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On June 27, 1996, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 1998, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    1. Action by Trustees under City Investing Company Liquidating Trust Agreement dated June 27, 1996.

    2. Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   CITY INVESTING COMPANY LIQUIDATING TRUST



Date: July 15, 1996                            By: LESTER J. MANTELL
                                               Trustee