Form 10-Q
period 1996-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1996-11-12
CIK 778171

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996


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

Yes __X___ No ______

At September 30, 1996 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30



                                             THIRD QUARTER                    NINE MONTHS


(IN THOUSANDS, EXCEPT PER UNIT DATA)         1996         1995               1996             1995

----------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net     $  (173)     $  (191)    $         (156 )      $    (561)
Interest, dividend and other income           885           97              3,402            1,038

----------------------------------------------------------------------------------------------------

Total income (loss)                           712          (94)             3,246              477
Administrative expenses                        60           73                226              293

----------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                         $   652      $  (167)    $        3,020        $     184

----------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                       $  0.02      $     -     $         0.08        $       -

----------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                          38,979       38,979             38,979           38,979

----------------------------------------------------------------------------------------------------

                                           BALANCE SHEETS


                                                                    SEPTEMBER 30,     DECEMBER 31,


(IN THOUSANDS)                                                               1996             1995

----------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                          $          114        $     217
Investment securities                                                      55,974           53,078
Restricted funds                                                            4,252            4,213
Investments                                                                   609              609
Real estate                                                                 4,628            4,675

----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $       65,577        $  62,792

----------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Accounts payable                                                   $            -        $     235
Trust equity                                                               65,577           62,557

----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                 $       65,577        $  62,792

----------------------------------------------------------------------------------------------------




See accompanying notes to financial statements.



                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30



(IN THOUSANDS)                                                       1996               1995

----------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:


Net income                                                       $  3,020           $    184
Adjustments to reconcile net income to
net cash used for operating activities:
Gain on sale of real estate                                           (82)                 -
Loss on sale of investment in PACE/City Associates, L.P.                -                200
Interest income earned on investment in U.S. Treasuries            (3,035)              (717)

----------------------------------------------------------------------------------------------

Net cash used for operating activities                                (97)              (333)

----------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                     129                  -
Proceeds from sale of investment in PACE/City Associates, L.P.          -             27,821
Maturities of U.S. Treasuries                                      56,779             27,843
Purchases of U.S. Treasuries                                      (56,929)           (54,963)
Restricted funds, net                                                 (39)              (139)
Other, net                                                             54               (206)

----------------------------------------------------------------------------------------------

Net cash provided by (used for) investing activities                   (6)               356

----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (103)                23
Cash and cash equivalents at beginning of year                        217                108

----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    114           $    131

----------------------------------------------------------------------------------------------


                            STATEMENTS OF CHANGES IN TRUST EQUITY
                               NINE MONTHS ENDED SEPTEMBER 30


(IN THOUSANDS)                                                       1996               1995

----------------------------------------------------------------------------------------------

Balance at December 31                                           $ 62,557           $ 62,105
Net income                                                          3,020                184

----------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30                                          $ 65,577           $ 62,289

----------------------------------------------------------------------------------------------




See accompanying notes to financial statements.



                    CITY INVESTING COMPANY LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The September 30, 1996 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:



                          SEPTEMBER 30, 1996                      DECEMBER 31, 1995
                          ------------------                      -----------------


                    CARRYING                  FAIR               CARRYING                   FAIR
(IN THOUSANDS)         VALUE       COST      VALUE                  VALUE       COST       VALUE

------------------------------------------------------------------------------------------------

U.S. Treasuries
maturing within
one year            $ 55,974    $55,974    $56,989           $     53,078    $53,078    $ 55,085

------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at September 30, 1996 and December 31, 1995, are $1,015,000 and $2,007,000, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:



                                            SEPTEMBER 30,          DECEMBER 31,
(IN THOUSANDS)                                       1996                  1995

--------------------------------------------------------------------------------

City Investing Company Liquidating Trust
v. Continental Casualty                    $        3,700           $     3,391
Tapken v. Brown, et al.                               550                   550
Mortgage matured, May 1996                              -                   268
Other                                                   2                     4

--------------------------------------------------------------------------------

Total restricted funds                     $        4,252           $     4,213

--------------------------------------------------------------------------------



See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:



                                            SEPTEMBER 30,          DECEMBER 31,
(IN THOUSANDS)                                       1996                  1995

--------------------------------------------------------------------------------

Cayman Resources Corporation               $           27           $        27
Other investments                                     582                   582

--------------------------------------------------------------------------------

Total investments                          $          609           $       609

--------------------------------------------------------------------------------



The Trust holds 3,108,105 shares of Cayman Resources Corporation ("Cayman") common stock, which are carried at their tax basis. At September 30, 1996 and December 31, 1995, the fair market value of the Cayman stock, based on quoted market prices, was $155,000 and $96,000, respectively.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas on July 22, 1983. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note and the Trust now holds an undivided interest in the property. The Trust's interest in the property is classified as real estate in the accompanying financial statements and valued at the January 2, 1990 fair market value of $4,675,000, less $46,658, the carrying value of two parcels sold on April 15, 1996. The Trust realized a long term gain of $81,390 on the April 15, 1996 sale of approximately two per cent of the real estate.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid. The Trust recorded net income of $652,000 ($0.02 per unit) in the third quarter of 1996 and net income of $3,020,000 ($0.08 per unit) in the nine-month period ended September 30, 1996, compared with a net loss of $167,000 ($0.00 per unit) and a net income of $184,000 ($0.00 per unit) in the corresponding 1995 periods. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $885,000 and $3,402,000 in the third quarter and nine months ended September 30, 1996, and $97,000 and $1,038,000 in the corresponding 1995 periods. The primary reasons for the increase in net income and income from investment securities for the third quarter and nine-month periods is that there were no maturities of Treasury Bills in the third quarter of 1995 and the approximately $28 million proceeds of the sale of PACE/City Associates, L.P. ("PCA") did not yield income until the fourth quarter of 1995. Administrative expenses were $60,000 and $226,000 for the third quarter and nine months of 1996, compared with $73,000 and $293,000 for the comparable 1995 periods. The primary reason that 1996 administrative expenses were less than 1995 is that there was a reduction of legal costs, registrar fees, and costs of administration of the Trust.

At September 30, 1996, the Trust had cash and cash equivalents, investment securities and restricted funds of $60,340,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. Plaintiffs have appealed to the United States Court of Appeals for the Third Circuit the District Court's dismissal of their Amended Complaint and denial of leave to file a further Amended Complaint. The appeal has been briefed, argued and awaits disposition by the Court.

City Investing Company Liquidating Trust v. Continental Casualty Co. On October 7, 1996, the United States Supreme Court denied the Trust's petition for certiorari seeking review of the decision of the Court of Appeals for the Eleventh Circuit holding that the Florida Department of Revenue ("DOR") claim against General Development Corporation ("GDC") was not entitled to priority in the GDC bankruptcy. As a result, a portion of the funds previously deposited by the Trust in escrow to guarantee Continental Casualty Co. against liability with respect to certain GDC development obligations may be required to be paid over to the DOR. The amount to be paid over, if any, is currently the subject of negotiation between the Trust's counsel and the DOR.

Marina Pacifica: Environmental Protection Agency Claim. Marina Pacifica, a California limited partnership whose general partner was a former subsidiary of City, was notified on November 4, 1987, by the United States Environmental Protection Agency (the "EPA"), that it is deemed a potentially responsible party ("PRP") with respect to the Operating Industries, Inc. Superfund Site (the "Site") in Monterey Park, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986. Marina Pacifica was in the business of developing and selling condominiums. Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities allegedly were disposed of at the Site. The EPA has documented the release or threatened release of hazardous substances at the Site and has taken actions to control the release of these substances at the Site. The EPA identified three initial stages of remedial action for the Site, the Records of Decision for which were signed in July 1987, November 1987, September 1988 and amended in September 1990, respectively. The EPA has estimated the aggregate cost of these stages of remediation at $287 million. In July 1996, the EPA solicited public comments on proposed remedial measures to provide final cleanup of the Site which it estimates will cost an additional $115 million. EPA expects to issue a Record of Decision by the end of 1996 to select the final remedy for the Site.

In May 1989, a settlement was reached between the EPA and a group of PRPs to conduct remedial activities for the first two stages and to pay state and federal response costs incurred up to June 1, 1988. At that time, the EPA listed Marina Pacifica as 53rd of 181 separate PRPs identified by the EPA in terms of volume of waste disposed of at the Site. The EPA has since entered into a subsequent settlement with additional PRPs for the same matter. Counsel for Marina Pacifica notified the EPA that Marina Pacifica had been dissolved and that it would not participate in the settlements.

In September 1990, the EPA sent a special notice letter to all PRPs, including Marina Pacifica, demanding payment of the total costs incurred by the government since June 1, 1988, which the EPA estimated were at least $15.3 million. The EPA also requested a good faith offer to perform or pay for the remedy selected for the third remedial stage. The EPA included an updated list of 269 PRPs, of which Marina Pacifica appeared 57th. Marina Pacifica did not make a counter offer. Counsel has advised that, based on its volumetric share and other material factors, actual payments, if any, required of Marina Pacifica would be a small fraction of the total costs of the remediation effort.


ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    1. Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:
The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   CITY INVESTING COMPANY LIQUIDATING TRUST



Date: November 8, 1996

   By: __________________________________________
                                                      Lester J. Mantell, Trustee

                                   EXHIBIT 1