Form 10-K405
period 1996-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1997-01-31
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [x]                           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                           THE SECURITIES EXCHANGE ACT OF 1934
                                       For the Fiscal Year Ended December 31, 1996

      [ ]                         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                           THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13881

                    CITY INVESTING COMPANY LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         Delaware                                                    13-6859211
                  (STATE OF ORGANIZATION)                               (I.R.S. EMPLOYER IDENTIFICATION NO.)

              99 University Place, 7th Floor,
                    New York, New York                                               10003-4528
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                    (ZIP CODE)

       Registrant's telephone number, including area code: (212) 473-1918

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Units of Beneficial Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

At December 31, 1996, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $0.9375 per Unit was approximately $36.5 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 1996. Wrapped around this report is the January 15, 1997 tax letter, pages A through D, that provides 1996 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 1996 tax consequences.

The Trust has posted on its newly instituted world wide web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements will be available on the Trust's world wide web site no later than May 15, August 15, and November 15, 1997.

During 1996, the Trust's cash and cash equivalents, investment securities and restricted funds increased to $60,266,069. The increase in cash and cash equivalents and investment securities in 1996 is the result of an increase in interest earned on the investment of investment securities and cash equivalents in 1996 and the receipt of royalty and rental income from real estate. The Trust also realized a long term gain of $81,390 on the April 15, 1996 sale of approximately two per cent of its real estate.

The major assets held by the Trust at this time are investments in U.S. Treasuries with original maturities within one year of purchase. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

Since the Trust was created, the Trust's objectives have been and continue to be maximizing the return to its Unit Holders and completing the liquidation of all assets and liabilities as efficaciously as possible. We made progress in 1996 and are continuing in 1997 to take all practical steps to resolve the remaining litigation facing the Trust.

Cordially,

Geo. T. Scharffenberger     Eben W. Pyne      Lester J. Mantell
        Trustee                Trustee             Trustee

January 15, 1997

For all information about UNIT HOLDINGS:

     UNITS HELD IN STREET NAME, please communicate with your bank or broker.

     REGISTERED UNIT HOLDERS, please communicate with ChaseMellon Shareholder Services, transfer agent for City Investing Company Liquidating Trust, at:

telephone:        1-800-851-9677
write to:         ChaseMellon Shareholder Services
                  450 West 33rd Street, 15th Floor
                  New York, NY 10001-2697
                  world wide web site: http://www.cmssonline.com

     For current FINANCIAL AND TAX INFORMATION, please go to our world wide web site:

                                  http://www.cnvlz.com

     For all OTHER INFORMATION please communicate with us at:

write to:         CITY INVESTING COMPANY LIQUIDATING TRUST
                  99 University Place, 7th floor, New York, NY 10003-4528
telephone:        212-473-1918
fax:              212-473-3927
E-mail address:   mantell@cnvlz.com

ITEM 1. BUSINESS

THE TRUST

On September 25, 1985, pursuant to the Plan of Complete Liquidation and Dissolution of City Investing Company ('City') approved by stockholders of City on December 12, 1984, City transferred all its remaining assets and liabilities ('Trust Estate') to the City Investing Company Liquidating Trust (the 'Trust') to assure compliance with Section 337 of the Internal Revenue Code. The common stock transfer books of City were permanently closed on September 25, 1985, and the holders of record of common stock of City as of the close of business on that date became holders of beneficial interest in the Trust on the basis of one unit of beneficial interest for each share of common stock of City held on September 25, 1985. After September 25, 1985, the outstanding certificates that formerly represented shares of common stock of City are deemed to evidence the same number of units of beneficial interest in the Trust.

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. For information concerning a limitation on the Trust's ability to pay liquidating distributions or dividends imposed in connection with certain pending litigation, see Item 3, 'Legal Proceedings' and
Item 8-Note 9, 'Dividend Restrictions' below.

On June 27, 1996, the Trustees extended the time limit of the Trust's existence to September 25, 1998 from September 25, 1996 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

ITEM 3. LEGAL PROCEEDINGS

Prior to and after its liquidation, City was named as a party in various litigations that pursuant to the Trust Agreement were assumed and became liabilities of the Trust. The status of litigation and claims currently pending or threatened which affect the Trust are as follows:

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. Plaintiffs are owners of lots and houses who have instituted this putative class action as members of the North Port Out-Of-State Lot Owners' Association on behalf of all persons who purchased lots or houses from General Development Corporation ('GDC').

The action has been filed in the U.S. District Court for the District of New Jersey. An amended complaint filed in May 1991 names as defendants AmBase Corporation ('AmBase'), the Trust, The Home Insurance Company, Carteret Savings Bank, and certain individual former and current directors and officers of AmBase and City and trustees of the Trust, and certain financial institutions. The amended complaint contains eight counts and pleads RICO and securities law violations, as well as state common law causes of action for breach of contract, fraud, negligence and negligent misrepresentation. Equitable and injunctive relief is sought, as well as damages.

On August 24, 1995, the United States District Court for New Jersey dismissed plaintiffs' Amended Complaint and denied plaintiffs leave to file a further amended complaint. Thereafter, plaintiffs filed a motion for reconsideration of the Court's decision. On October 23, 1995, the Court affirmed its decision and again denied plaintiffs' application to file a further amended complaint. Plaintiffs have appealed this decision to the Court of Appeals for the Third Circuit. The appeal has been briefed, argued and awaits disposition by the Court. Pending resolution of this appeal, the Trust cannot make any liquidating distributions or pay any dividend.

City Investing Company Liquidating Trust v. Continental Casualty Co. On May 26, 1993, the Supreme Court of Delaware affirmed the decision by the Chancery Court of New Castle County, Delaware, holding the Trust liable to Continental Casualty Company ('Continental') by reason of a prior indemnification agreement by City for liabilities incurred by Continental with respect to a judicial bond issued by Continental in 1981 in connection with certain tax litigation between GDC and the Florida Department of Revenue ('DOR'). On November 30, 1993, the Trust, Continental and Bank of Delaware executed an Agreement effectively discharging the Trust's liability to Continental from the proceeds of the cash collateral ($3,105,000) for the supersedeas bond posted by the Trust in connection with its appeal to the Supreme Court of Delaware and transferring the remaining collateral to Bank of Delaware to be held as security for any liability to the DOR arising out of the judicial bond posted for the benefit of GDC, as to which City issued an indemnity. The Agreement further obligates the Trust to make annual payments to Bank of Delaware equal to the difference between interest earned on the new escrow and the Florida post judgment interest accrual rate of 12% per annum. As of December 31, 1996, a total of $3,747,654 was held in escrow in connection with this matter. From 1993 until the United States Supreme Court denied the Trust's petition for certiorari on October 7, 1996, the issue of whether the DOR claim against GDC was entitled to priority in the GDC bankruptcy (in which case GDC and not the Trust would be liable for most of the DOR claim) was the subject of litigation in various Federal courts. The amount to be paid to the DOR, if any, from the amounts currently held in escrow is currently the subject of negotiations between the Trust's counsel and the DOR.

Marina Pacifica: Environmental Protection Agency Claim. Marina Pacifica, a California limited partnership whose general partner was a former subsidiary of City, was notified on November 4, 1987, by the United States Environmental Protection Agency (the 'EPA'), that it was deemed a potentially responsible party ('PRP') with respect to the Operating Industries, Inc. Superfund Site (the 'Site') in Monterey Park, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986. Marina Pacifica was in the business of developing and selling condominiums. Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities allegedly were disposed of at the Site. The EPA has documented the release or threatened release of hazardous substances at the Site and has taken actions to control the release of these substances at the Site. The EPA identified three initial stages of remedial action for the Site, the Records of Decision for which were signed in July 1987, November 1987, September 1988 and amended in September 1990. The EPA has estimated the aggregate cost of these initial stages of remediation at $287 million. In September 1996, the EPA issued a Record of Decision specifying final remedial measures for the Site which it estimates will cost an additional $115 million.

In May 1989, a settlement was reached between the EPA and a group of PRPs to conduct remedial activities for the first two initial stages and to pay state and federal response costs incurred up to June 1, 1988. At that time, the EPA listed Marina Pacifica as 53rd of 181 separate PRPs identified by the EPA in terms of volume of waste disposed of at the Site. The EPA has since entered into a subsequent settlement with additional PRPs for the same matter. Counsel for Marina Pacifica notified the EPA that Marina Pacifica had been dissolved and that it would not participate in the settlements.

In September 1990, the EPA sent a special notice letter to all PRPs, including Marina Pacifica, demanding payment of the total costs incurred by the government since June 1, 1988, which the EPA estimated were at least $15.3 million. The EPA also requested a good faith offer to perform or pay for the remedy selected for the third initial remedial stage. The EPA included an updated list of 269 PRPs, of which Marina Pacifica appeared 57th. Marina Pacifica did not make a counter offer. Counsel has advised that, based on its volumetric share and other material factors, actual payments, if any, required of Marina Pacifica would be a small fraction of the $402 million estimated cost of the remediation effort.

Income Tax Matters. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of income tax returns of City filed with respect to periods on or before September 25, 1985. One of these issues is currently pending before the Tax Court of the United States. These issues, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade as a regular National Association of Securities Dealers Automated Quotation ('NASDAQ') security and appear daily in the list entitled Small Capitalization Issues. The high and low prices for the Units during 1996 and 1995 were as follows:

------------------------------------------------------------------------------------------
                                                    1996                       1995
                                            --------------------      --------------------
                                              HIGH         LOW         HIGH          LOW
------------------------------------------------------------------------------------------
First Quarter                                $1.13        $0.94        $0.69        $0.69

Second Quarter                                1.19         1.00         0.88         0.69

Third Quarter                                 1.25         1.13         1.00         0.88

Fourth Quarter                                1.13         0.94         1.06         0.94
------------------------------------------------------------------------------------------

As of December 31, 1996, there were approximately 15,800 holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 1996 or 1995.

In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., the Trust is unable to make any dividend payments or liquidating distributions without further judicial action. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985. These issues, if resolved unfavorably to City Investing Company, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also remains subject to possible claims by the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31
                                                                   -----------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)                 1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                $(834)      $(645)      $(491)      $(974)      $(540)

Interest, dividend and other income                  4,210       1,597       1,247       1,079       1,791

Net income (loss)                                    2,947         452         267        (523)        770

Net income (loss) per unit                               0.08        0.01        0.01       (0.01)       0.02

Total assets                                        65,504      62,792      62,340      62,073      62,596

Book value per unit                                      1.68        1.61        1.59        1.59        1.61
-------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $2,946,857 ($0.08 per unit) in 1996 compared with $452,453 ($0.01 per unit) in 1995 and $266,870 ($0.01 per unit) in 1994. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In 1996, the net losses on the disposition of assets of $834,096 consisted principally of the Tapken v. Brown, et al. settlement of $550,000 which was paid from escrow on November 26, 1996. The remaining losses on the disposition of assets of $284,096 in 1996, compared to $645,298 in 1995 and $490,793 in 1994 consisted principally of legal fees incurred in connection with the defense of litigation against the Trust. In 1995, there was a loss of $199,926 as a result of the Trust's sale of its limited partnership interest in PACE/City Associates, L.P. ('PCA').

Interest, dividend and other income of $4,210,430 in 1996, $1,597,572 in 1995 and $1,246,901 in 1994, was principally derived from interest earned on investment securities. The increase in 1996 and 1995 was primarily due to an increase in the amount of interest income collected from investment securities as a result of the 1995 sale of the Trust's interest in PCA along with an increase in interest rates, compared to 1994.

Administrative expenses were $429,476 in 1996, $499,820 in 1995, and $489,239 in 1994. The lower level of administrative expenses in 1996 compared to 1995 and 1994 is primarily due to a reduction in costs of administration of the Trust.

A principal asset of the Trust was its investment in PACE/City Associates, L.P. ('PCA'), a non-public partnership which held an indirect investment in certain printing companies. In accordance with accounting used for Federal income tax purposes, that investment was reflected in the Trust's financial statements at $27,815,623 at December 31, 1994. On March 8, 1995, the Trust received an offer from Kohlberg Kravis Roberts & Co. ('KKR'), the general partner of PCA, to purchase the Trust's limited partnership interest in PCA for $27,821,241. In May 1995, the Trust sold its investment in PCA to KKR for that amount. That investment had been reflected in the Trust's financial statements at $28,021,167 at the time of the Trust's sale of its interest in PCA. The $28,021,167 reflected the capitalization of investment advisory fees incurred in connection with the sale. Accordingly, the Trust recognized a loss of $199,926 in connection with this sale, which is included in losses on dispositions of assets, net, in the accompanying financial statements.

At December 31, 1996, the Trust had cash and cash equivalents, investment securities and restricted funds of $60,266,069. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions were made in either 1996 or 1995. For information regarding dividend restrictions see Item 8-Note 9 to the financial statements herein.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 1996 and 1995, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Trust's policy is to prepare its financial statements on the basis of accounting used for Federal income tax reporting purposes. Accordingly, the accompanying financial statements are not intended to present financial position, income and expenses, cash flows and changes in trust equity in conformity with generally accepted accounting principles.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1996 and 1995, and its income and expenses and its cash flows for each of the years in the three-year period ended December 31, 1996, on the basis of accounting referred to above.

See Note 8 to the financial statements for a description of litigation and other contingent liabilities.

KPMG PEAT MARWICK LLP
New York, New York
January 15, 1997

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)                                 1996            1995            1994
-------------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                                $(834)          $(645)          $(491)
Interest, dividend and other income                                  4,210           1,597           1,247
-------------------------------------------------------------------------------------------------------------
Total income                                                         3,376             952             756
Administrative expenses                                                429             500             489
-------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $2,947            $452            $267
-------------------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                                     $0.08           $0.01           $0.01
-------------------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                                   38,979          38,979          38,979
-------------------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                           1996             1995
----------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                                   $78             $217
Investment securities                                                                    56,438           53,078
Restricted funds                                                                          3,751            4,213
Investments                                                                                 609              609
Real estate                                                                               4,628            4,675
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $65,504          $62,792
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Accounts payable                                                                             $0             $235
Trust equity                                                                             65,504           62,557
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                                                      $65,504          $62,792
----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1996             1995             1994
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $2,947             $452             $267
Adjustments to reconcile net income to net cash used for
  operating activities:
Gain on sale of real estate                                             (81)               0                0
Loss on sale of investment in PCA                                         0              200                0
Interest income earned on investment in U.S. Treasuries              (3,769)          (1,195)            (853)
Other, net                                                                0                0              (11)
--------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                 (903)            (543)            (597)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                       128                0                0
Proceeds from sale of investment in PCA                                   0           27,821                0
Maturities of investment securities                                  70,699           41,370           26,501
Purchases of investment securities                                  (70,579)         (68,149)         (25,104)
Restricted funds                                                        462             (185)          (1,103)
Other, net                                                               54             (205)               0
--------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                               764              652              294
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (139)             109             (303)
Cash and cash equivalents at beginning of year                          217              108              411
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $78             $217             $108
--------------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

--------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1996             1995             1994
--------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                        $62,557          $62,105          $61,838
Net income                                                            2,947              452              267
--------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                              $65,504          $62,557          $62,105
--------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The City Investing Company Liquidating Trust (the 'Trust') was created on September 25, 1985, pursuant to an Agreement and Declaration of Trust ('Trust Agreement') by and between City Investing Company ('City') and the three trustees of the Trust ('Trustees'). The Trust Agreement is governed by the laws of the State of Delaware.

On  September  25,  1985,  pursuant  to  a  Plan  of  Complete  Liquidation  and
Dissolution approved by stockholders of City on December 12, 1984, City transferred all its remaining assets and liabilities ('Trust Estate') to the Trust to assure compliance with Section 337 of the Internal Revenue Code. The sole purpose of the Trust is to liquidate the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries the income and proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities.

The common stock transfer books of City were permanently closed on September 25, 1985, and the holders of record of common stock of City as of the close of business on that date became holders of units of beneficial interest in the Trust on the basis of one unit of beneficial interest for each share of common stock of City held on September 25, 1985. After September 25, 1985, the outstanding certificates that formerly represented shares of common stock of City are deemed to evidence the same number of units of beneficial interest in the Trust.

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, on September 7, 1988, April 23, 1990, September 2, 1992, June 16, 1994, and June 27, 1996, the Trustees extended the time limit of the Trust's existence to September 25, 1990, September 25, 1992, September 25, 1994, September 25, 1996, and then to, September 25, 1998, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying financial statements have been prepared on the basis of accounting used for Federal income tax purposes. Accordingly, certain revenue and the related assets are recognized when received rather than when earned, and certain expenses are recognized when paid rather than when the obligation is incurred.

Valuation of assets and liabilities: The Trust Equity balance on September 25, 1985 was established at an amount equivalent to the number of units of beneficial interest outstanding (38,979,372) multiplied by the average of the high and low trading prices of such units on the first day of trading ($3.1875), or an aggregate of $124.2 million. The fair market value for Federal income tax purposes of each asset other than cash and cash equivalents was determined by that asset's proportionate share of the Trust Equity increased by accounts payable and decreased by cash and cash equivalents at September 25, 1985. The proportionate share of each of these assets was determined by the estimated value of such Trust asset in relation to the estimated value of all of the Trust assets other than cash and cash equivalents. In determining the estimated value of Trust assets, the Trustees evaluated, where appropriate, such factors as City's historical carrying values, expected amounts and dates of realization, prevailing interest rates, available market prices and restrictions with respect to disposition.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Income taxes: For Federal income tax purposes, the September 25, 1985 transfer of assets and liabilities to the Trust and distribution to stockholders of units in the Trust was treated as a distribution of assets and liabilities by City to its stockholders and a contribution by the stockholders of such net assets to the Trust in return for units. The Trust is treated as a grantor trust and not as a corporation. Accordingly, any income or loss of the Trust will not be taxable to the Trust but will be taxable to the unit holders as if the unit holders had themselves realized the income or loss from their undivided interests in Trust assets.

Gains (losses) on dispositions of assets, net: Gains (losses) on dispositions of assets, net, also includes settlement costs and legal fees incurred in connection with the defense of litigation against the Trust.

Net  income  (loss) per  unit:   Net  income (loss)  per  unit is  calculated by
dividing net income (loss) of the Trust by the number of outstanding Units of Beneficial Interest.

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 1996 and December 31, 1995 consist of U.S. Treasuries with maturities of less than one year and are carried at cost.

Investment securities at December 31, consist of the following:
--------------------------------------------------------------------------------------------------
                                           1996                                 1995
                            --------------------------------      --------------------------------
                             CARRYING                  FAIR       CARRYING                  FAIR
(IN THOUSANDS)                VALUE        COST        VALUE       VALUE        COST        VALUE
--------------------------------------------------------------------------------------------------
U.S. Treasuries
  maturing within
  one year                   $56,438      $56,438     $57,385     $53,078      $53,078     $55,085
--------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities at December 31, consist of the following:
-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                       1996                1995
-------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                               $947              $2,007
-------------------------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 1996, represents funds held in escrow in connection with City Investing Company Liquidating Trust v. Continental Casualty Co. of $3,747,654 and other of $2,707. At December 31, 1995, restricted funds consisted of funds held in escrow in connection with City Investing Company Liquidating Trust v. Continental Casualty Co. of $3,391,053, Tapken v. Brown, et al. of $550,000; mortgage maturing in May 1996 of $267,993, and other of $3,500.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:
----------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                         1996                1995
----------------------------------------------------------------------------------------------------------------
Cayman Resources Corporation                                                            $27                 $27
Other investments                                                                       582                 582
----------------------------------------------------------------------------------------------------------------
Total investments                                                                      $609                $609
----------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Trust holds 3,108,105 shares of Cayman Resources Corporation ('Cayman') common stock, which are carried at their tax basis. At December 31, 1996 and 1995, the fair market value of the Cayman stock, based on quoted market prices, was $124,324 and $96,351, respectively.

NOTE 6 - REAL ESTATE

Prior to January 2, 1990 the Trust held an undivided interest in a note received from Texas City Investment Company ('Texas City') in connection with a sale of land located in Galveston County, Texas on July 22, 1983. Texas City failed to pay fully the note in accordance with its terms. On January 2, 1990 the beneficial owners of the note (including the Trust) foreclosed on the property securing the note and the Trust now holds an undivided interest in the property. The Trust's interest in the property is classified as real estate in the accompanying financial statements and valued at the January 2, 1990 fair market value of $4,675,000, less $46,658, the carrying value of two parcels sold on April 15, 1996. The Trust realized a long term gain of $81,390 on the April 15, 1996 sale of approximately two per cent of the real estate.

NOTE 7 - TRUST ADMINISTRATION

Through June 30, 1995, the Trust had engaged AmBase Corporation ('AmBase') to provide day-to-day administration of the Trust at an annual administrative fee of $100,000. The Trust terminated the administrative agreement with AmBase effective as of June 30, 1995. Two of the Trustees are former directors of AmBase and one of the Trustees is a former officer of AmBase. The Trust assumed the administration of the Trust effective July 1, 1995, at a cost that is less than the fee previously paid to AmBase.

NOTE 8 - CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge all litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985. These issues, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also remains subject to possible claims by the United States Environmental Protection Agency and other third parties. For a description of all known significant litigation and claims currently pending or threatened which affect the Trust, see Item 3 -- Legal Proceedings beginning on page 2.

NOTE 9 - DIVIDEND RESTRICTIONS

The existence of the contingent liabilities referred to in Note 8 may affect the timing of future distributions of Trust assets. In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., the Trust is unable to make any dividend payments or liquidating distributions without further judicial action.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The  Trustees of the Trust are Geo.  T. Scharffenberger, Eben W. Pyne and Lester
J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. There are no family relationships between the Trustees.

Geo T. Scharffenberger (77) was a director and Chairman of the Board of AmBase Corporation until January 26, 1993. Mr. Scharffenberger was formerly Chairman and a director of City and served as City's Chief Executive Officer from 1966 until May 1985.

Eben W. Pyne (79) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He is also a consulting director of Long Island Lighting Company and was a director of City.

Lester J. Mantell (59) was an Assistant Vice President -- Tax of AmBase Corporation from April 1995 to December 1996. He served as the Executive Vice President, Chief Financial Officer and Treasurer of AmBase Corporation from October 1994 to January 1995, and as Senior Vice President -- Tax of AmBase Corporation from April 1993 to October 1994. Prior thereto, he served as a consultant to AmBase Corporation from January 1992 to April 1993, as a Senior Vice President of AmBase Corporation from January 1990 until December 31, 1991, and as a Vice President of AmBase Corporation from June 1985 to December 1989. Mr. Mantell was formerly Vice President and Director of Taxes of City from 1977 to May 1985.

See also 'Certain Relationships and Related Transactions' below.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Section 9.1 of the Trust Agreement, the Trustees, in lieu of commissions or other compensation fixed by law for Trustees, receive as compensation for services thereunder the aggregate sum of $36,000 per year to be allocated equally among the Trustees. Each Trustee is also reimbursed from the Trust Estate for all expenses reasonably incurred by him in the performance of his duties pursuant to the Trust Agreement.

There are no plans, pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the Trustees, except for amounts that they may receive as holders of Units of Beneficial Interest.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 5 to Schedule 13D of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of September 11, 1992, from Amendment No. 8 to Schedule 13D of Farallon Capital Management, Inc. filed with the SEC as of November 19, 1996, from Amendment No. 5 to Schedule 13G as filed with the SEC by Heine Securities Corp. as of February 1, 1996 and from Amendment No. 4 to Schedule 13D of Oppenheimer & Co., Inc. as filed with the SEC as of September 16, 1992.

-------------------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                                                OWNED        OF CLASS
-------------------------------------------------------------------------------------------------------------------------

GOLDMAN, SACHS & CO                                                                   12,615,564      32.4%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, INC.                                                      8,317,348      21.3%
One Maritime Plaza, Suite 1250, San Francisco, CA 94111

HEINE SECURITIES CORP.                                                                 6,572,091      16.9%
51 John F. Kennedy Parkway, Short Hills, NJ 07078

OPPENHEIMER & CO., INC.                                                                1,997,265       5.1%
200 Liberty Street, New York, NY 10281
-------------------------------------------------------------------------------------------------------------------------
TOTALS                                                                                29,502,268      75.7%
-------------------------------------------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 13, 1997.

-------------------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES OF BENEFICIAL OWNERS                                                              OWNED        OF CLASS
-------------------------------------------------------------------------------------------------------------------------

Eben W. Pyne                                                                             1,000         *

Lester J. Mantell                                                                          --          --

Geo. T. Scharffenberger                                                                    --          --

Trustees as a group (three)                                                              1,000         *
-------------------------------------------------------------------------------------------------------------------------

* Represents less than one quarter of 1% of the class.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through June 30, 1995, the Trust had engaged AmBase Corporation ('AmBase') to provide day-to-day administration of the Trust at an annual administrative fee of $100,000. The Trust terminated the administrative agreement with AmBase effective as of June 30, 1995. Two of the Trustees are former directors of AmBase and one of the Trustees is a former officer of AmBase. The Trust assumed the day-to-day administration of the Trust effective July 1, 1995, at a cost that is less than the fee previously paid to AmBase.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                              Page
(a)      Documents Filed as Part of This Report:

         1.     Index to Financial Statements:
                Independent Auditors' Report.....................................................................6
                Statements of Operations.........................................................................7
                Balance Sheets...................................................................................7
                Statements of Cash Flows.........................................................................8
                Statements of Changes in Trust Equity............................................................8
                Notes to Financial Statements....................................................................9

         2.     Index to Financial Statement Schedules:
                Not applicable

         3.     Exhibits:
         2.     Plan  of Complete Liquidation and Dissolution of City Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21,
                1984).
         3.     Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing  Company and  Geo. T.  Scharffenberger, Eben  W. Pyne  and Lester  J. Mantell,  as Trustees,  together with
                Schedule I thereto (incorporated by  reference to Registrant's Quarterly  Report on Form 10-Q  for
                the  quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit  6.1 to  City Investing  Company  Liquidating Trust  Form 10-Q  for the  quarter  ended
                September  30, 1988), as  amended on April 23,  1990 (incorporated by reference  to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q  for the quarter ended September 30, 1990),  as amended  on September 2, 1992 (incorporated by reference  to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994
                (incorporated by reference to Exhibit  6.1 to City Investing  Company Liquidating Trust Form  10-Q
                for  the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City  Investing Company Liquidating Trust Form  10-Q for the quarter ended  June
                30, 1996).
         3a.    Specimen  certificate  representing  Units  of  Beneficial  Interest  in  City  Investing  Company
                Liquidating Trust (certificate  formerly representing  shares of  Common Stock  of City  Investing
                Company,  showing legends to be placed on certificates when issued from time to time upon transfer of Units of  Beneficial Interest)  (incorporated by  reference to  Exhibit 3.4  of City  Investing
                Company Liquidating Trust Form 8-B filed with the Commission on September 25, 1985).
         10.1   Administration Agreement, between AmBase Corporation and City Investing Company Liquidating Trust,
                effective  January 1,  1992 (incorporated  by reference  to Exhibit  10 to  City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30, 1993).
         10.2   Securities Purchase Agreement dated as of May 15, 1995 between PACE/City Associates, L.P. and  WCP
                Associates, L.P.
         10.3   Cross-Receipt acknowledging dissolution of PACE/City Associates, L.P. and receipt of $27,821,241.

         Copies of Exhibits will be provided upon written request to the Trust.

(b)      Form 8-K
         The Trust was not required to file a report on Form 8-K during the quarter ended December 31, 1996.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of January 1997.


CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 15th day of January 1997.

A majority of the Trustees:


GEO. T. SCHARFFENBERGER
Trustee


EBEN W. PYNE
Trustee


LESTER J. MANTELL
Trustee

                                                                      APPENDIX A

--------------------------------------------------------------------------------
CITY INVESTING COMPANY LIQUIDATING TRUST  Fed. I.D. #13-6859211 January 15, 1997

                    1996 U.S. FEDERAL INCOME TAX INFORMATION

     This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 1996. You should use this information in preparing your 1996 U.S. Federal income tax return.

     If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and (iii) did not dispose of any Units in 1996, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit [Column 1A] of each Tax Item by the Number of Units you held [Column 1B] and entering the product under the Taxable Amount [Column 1C].

     If you (i) disposed of Units in 1996, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns 11C through X111C, if any, in Column X1V.

     Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.   Interest Income -- line 1, Schedule B
        Tax Item 2.    Dividend Income -- line 5, Schedule B
        Tax Item 3c.   Net Short-Term Capital Gain/(Loss) -- line 5, Schedule D
        Tax Item 4.    Net Long-Term Capital Gain/(Loss) -- line 13, Schedule D
        Tax Item 5.    Miscellaneous Income -- line 21
        Tax Item 6.    Trust Expenses -- line 22, Schedule A, (if you itemize deductions)
        Tax Item 7.    Adjustment to Basis -- FOR INFORMATION PURPOSES

     THIS LETTER IS NOT INTENDED TO PROVIDE INCOME TAX ADVICE RELATING TO THE ACQUISITION, HOLDING AND DISPOSITION OF UNITS, YOU ARE STRONGLY ENCOURAGED TO DISCUSS THE INCOME TAX CONSEQUENCES OF ACQUIRING, HOLDING AND DISPOSING OF UNITS WITH YOUR TAX ADVISOR.

For all information about UNIT HOLDINGS:

          UNITS HELD IN STREET NAME, please communicate with your bank or broker.

        REGISTERED UNIT HOLDERS, please communicate with ChaseMellon Shareholder Services, transfer agent for City Investing Company Liquidating Trust, at:

              telephone:        1-800-851-9677

              write to:         ChaseMellon Shareholder Services
                                450 West 33rd Street, 15th Floor
                                New York, NY 10001-2697
                                world wide web site: http://www.cmssonline.com

          For current FINANCIAL AND TAX INFORMATION, please go to our world wide web site:

                                      http://www.cnvlz.com

          For all OTHER INFORMATION please communicate with us at:

              write to:         CITY INVESTING COMPANY LIQUIDATING TRUST
                                99 University Place, 7th floor, New York, NY 10003-4528

              telephone:        212-473-1918

              fax:              212-473-3927
              E-mail address:   mantell@cnvlz.com

                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST
                                        SCHEDULE OF 1996 U.S. FEDERAL TAX ITEMS

                                                                 I
                                                         TOTAL IF HELD FROM
                                                         JANUARY 1 THROUGH
                                                            DECEMBER 31
                                         ----------------------------------------------------
                                             A            x         B        =        C
TAX ITEM:*                                AMOUNT
----------                                  PER                   NO. OF           TAXABLE
                                           UNIT           x       UNITS      =     AMOUNT#
                                         ----------------------------------------------------
1.    Interest Income:

      a) U. S. Gov't. Obligations         0.103357        x                  =

      b) All Other                        0.000230        x                  =

      c) Total Interest Income (1a+1b)    0.103587        x                  =

2.    Dividend Income                     0.000410        x                  =

3.    Net Short-Term Capital
      Gain/(Loss):

      a) U.S. Gov't. Obligations          0.000000        x                  =

      b) All Other                        0.000000        x                  =

      c) Total (3a+3b)                    0.000000        x                  =

4.    Net Long-Term Capital
      Gain/(Loss):                       (0.021399)       x                  =

5.    Miscellaneous Income                0.004020        x                  =

6.    Trust Expenses                      0.011018        x                  =

7.    Adjustment to Basis

      Tax Items (1c+2+3c+4+5-6)           0.075600        x                  =

                                                                    II
                                                                 JANUARY
                                         ------------------------------------------------------
                                               A            x         B        =        C
TAX ITEM*                                    AMOUNT
---------                                     PER                   NO. OF           TAXABLE
                                             UNIT           x       UNITS      =     AMOUNT[d]
                                         ------------------------------------------------------
1.    Interest Income:

      a) U. S. Gov't. Obligations            0.019625       x                  =

      b) All Other                           0.000000       x                  =

      c) Total Interest Income (1a+1b)       0.019625       x                  =

2.    Dividend Income                        0.000029       x                  =

3.    Net Short-Term Capital
      Gain/(Loss):

      a) U.S. Gov't. Obligations             0.000000       x                  =

      b) All Other                           0.000000       x                  =

      c) Total (3a+3b)                       0.000000       x                  =

4.    Net Long-Term Capital
      Gain/(Loss):                          (0.000101)      x                  =

5.    Miscellaneous Income                   0.000731       x                  =

6.    Trust Expenses                         0.000908       x                  =

7.    Adjustment to Basis

      Tax Items (1c+2+3c+4+5-6)              0.019376       x                  =


                                                                  III
                                                                FEBRUARY
                                         -------------------------------------------------------
                                               A            x         B        =        C
TAX ITEM*                                    AMOUNT
---------                                     PER                  NO. OF           TAXABLE
                                              UNIT          x       UNITS      =     AMOUNT[d]
                                         -------------------------------------------------------
1.    Interest Income:

      a) U. S. Gov't. Obligations            0.002048       x                  =

      b) All Other                           0.000022       x                  =

      c) Total Interest Income (1a+1b)       0.002070       x                  =

2.    Dividend Income                        0.000035       x                  =

3.    Net Short-Term Capital
      Gain/(Loss):

      a) U.S. Gov't. Obligations             0.000000       x                  =

      b) All Other                           0.000000       x                  =

      c) Total (3a+3b)                       0.000000       x                  =

4.    Net Long-Term Capital
      Gain/(Loss):                          (0.000030)      x                  =

5.    Miscellaneous Income                   0.000541       x                  =

6.    Trust Expenses                         0.000607       x                  =

7.    Adjustment to Basis

      Tax Items (1c+2+3c+4+5-6)              0.002009       x                  =


                                                                VIII
                                                                JULY
                                         ----------------------------------------------------
                                             A            x         B        =        C
TAX ITEM:*                                AMOUNT
----------                                  PER                   NO. OF           TAXABLE
                                           UNIT           x       UNITS      =     AMOUNT[d]
                                         ----------------------------------------------------
1.    Interest Income:

      a) U. S. Gov't. Obligations         0.000000        x                  =

      b) All Other                        0.000016        x                  =

      c) Total Interest Income (1a+1b)    0.000016        x                  =

2.    Dividend Income                     0.000037        x                  =

3.    Net Short-Term Capital
      Gain/(Loss):

      a) U.S. Gov't. Obligations          0.000000        x                  =

      b) All Other                        0.000000        x                  =

      c) Total (3a+3b)                    0.000000        x                  =

4.    Net Long-Term Capital
      Gain/(Loss):                       (0.000029)       x                  =

5.    Miscellaneous Income                0.000395        x                  =

6.    Trust Expenses                      0.000542        x                  =

7.    Adjustment to Basis

      Tax Items (1c+2+3c+4+5-6)          (0.000123)       x                  =

                                                                 IX
                                                               AUGUST
                                         ----------------------------------------------------
                                             A           x         B        =        C
TAX ITEM*                                  AMOUNT
---------                                   PER                  NO. OF           TAXABLE
                                            UNIT         x       UNITS      =     AMOUNT[d]
                                         ----------------------------------------------------
1.  Interest Income:

    a) U. S. Gov't. Obligations            0.008141       x                  =

    b) All Other                           0.000141       x                  =

    c) Total Interest Income (1a+1b)       0.008282       x                  =

2.  Dividend Income                        0.000046       x                  =

3.  Net Short-Term Capital
    Gain/(Loss):

    a) U.S. Gov't. Obligations             0.000000       x                  =

    b) All Other                           0.000000       x                  =

    c) Total (3a+3b)                       0.000000       x                  =

4.  Net Long-Term Capital
    Gain/(Loss):                          (0.003589)      x                  =

5.  Miscellaneous Income                   0.000376       x                  =

6.  Trust Expenses                         0.000728       x                  =

7.  Adjustment to Basis

    Tax Items (1c+2+3c+4+5-6)              0.004387       x                  =

                                                                  X
                                                             SEPTEMBER
                                         ----------------------------------------------------
                                             A           x         B         =        C
TAX ITEM*                                  AMOUNT
---------                                   PER                  NO. OF           TAXABLE
                                            UNIT          x       UNITS      =     AMOUNT[d]
                                         ----------------------------------------------------
1.  Interest Income:

    a) U. S. Gov't. Obligations            0.013199       x                  =

    b) All Other                           0.000001       x                  =

    c) Total Interest Income (1a+1b)       0.013200       x                  =

2.  Dividend Income                        0.000057       x                  =

3.  Net Short-Term Capital
    Gain/(Loss):

    a) U.S. Gov't. Obligations             0.000000       x                  =

    b) All Other                           0.000000       x                  =

    c) Total (3a+3b)                       0.000000       x                  =

4.  Net Long-Term Capital
    Gain/(Loss):                          (0.000822)      x                  =

5.  Miscellaneous Income                   0.000307       x                  =

6.  Trust Expenses                         0.000262       x                  =

7.  Adjustment to Basis

    Tax Items (1c+2+3c+4+5-6)              0.012480       x                  =


------------------

*  The Trust Tax Items for  1996 have  been calculated  in accordance  with  the letter on the front  side of this page,  and our letter of November 26,  1985
   (reproduced on Page D) providing certain tax  information, which are integral parts  hereof  and  which you  should  review  with  your  tax advisor before reporting your share of the Trust Tax Items on your 1996  U.S. Federal income tax return.

 # Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 1996.

 [d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.

 ! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-





CITY INVESTING COMPANY LIQUIDATING TRUST
SCHEDULE OF 1996 U.S. FEDERAL TAX ITEMS
                                    IV                                                    V
                                  MARCH                                                 APRIL
----------------------------------------------------------------------------------------------------------------------------
                A            x         B        =        C            A            x         B        =        C
             AMOUNT                                                AMOUNT
               PER                   NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
              UNIT           x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
----------------------------------------------------------------------------------------------------------------------------


             0.019638        x                  =                  0.000060        x                  =

             0.000018        x                  =                  0.000025        x                  =

             0.019656        x                  =                  0.000085        x                  =

             0.000036        x                  =                  0.000034        x                  =




             0.000000        x                  =                  0.000000        x                  =

             0.000000        x                  =                  0.000000        x                  =

             0.000000        x                  =                  0.000000        x                  =


            (0.000013)       x                  =                 (0.001439)       x                  =

             0.000276        x                  =                  0.000280        x                  =

             0.000551        x                  =                  0.000967        x                  =



             0.019404        x                  =                 (0.002007)       x                  =

     VI                                                                                  VII
     MAY                                                                                 JUNE
----------------------------------------------------------------------------------------------------------------------------
      A                        x         B        =        C            A            x       B          =        C
   AMOUNT                                                            AMOUNT
     PER                              NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
    UNIT                       x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
----------------------------------------------------------------------------------------------------------------------------


   0.020089                    x                  =                  0.000461        x                  =

   0.000003                    x                  =                  0.000004        x                  =

   0.020092                    x                  =                  0.000465        x                  =

   0.000049                    x                  =                  0.000033        x                  =




   0.000000                    x                  =                  0.000000        x                  =

   0.000000                    x                  =                  0.000000        x                  =

   0.000000                    x                  =                  0.000000        x                  =


   0.002141                    x                  =                 (0.000136)       x                  =

   0.000199                    x                  =                  0.000337        x                  =

   0.001003                    x                  =                  0.000221        x                  =



   0.021478                    x                  =                  0.000478        x                  =

                                    XI                                                   XII
                                 OCTOBER                                               NOVEMBER
----------------------------------------------------------------------------------------------------------------------------
                A            x         B        =        C            A            x         B        =        C
             AMOUNT                                                AMOUNT
               PER                   NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
              UNIT           x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
----------------------------------------------------------------------------------------------------------------------------


             0.019092        x                  =                  0.000508        x                  =

             0.000000        x                  =                  0.000000        x                  =

             0.019092        x                  =                  0.000508        x                  =

             0.000023        x                  =                  0.000017        x                  =




             0.000000        x                  =                  0.000000        x                  =

             0.000000        x                  =                  0.000000        x                  =

             0.000000        x                  =                  0.000000        x                  =


            (0.004339)       x                  =                 (0.013022)       x                  =

             0.000349        x                  =                  0.000229        x                  =

             0.000643        x                  =                  0.003601        x                  =



             0.014482        x                  =                 (0.015869)       x                  =

                                                                                       XIV
                                                                              TOTAL IF HELD ON SOME,
    XIII                                                                           BUT NOT ALL,
  DECEMBER                                                                   FIRST DAYS OF EACH MONTH
----------------------------------------------------------------------------------------------------------------------------
      A                                                                    IIC + IIIC + IVC + VC +VIC+
   AMOUNT                  x         B        =        C                       VIIC + VIIIC + IXC +
     PER                           NO. OF           TAXABLE                  XC + XIC + XIIC + XIIIC
    UNIT                   x       UNITS      =     AMOUNT[d]                    TAXABLE AMOUNT!
----------------------------------------------------------------------------------------------------------------------------


  0.000496                  x                  =

  0.000000                  x                  =

  0.000496                  x                  =

  0.000014                  x                  =




  0.000000                  x                  =

  0.000000                  x                  =

  0.000000                  x                  =


 (0.000020)                 x                  =

  0.000000                  x                  =

  0.000985                  x                  =



 (0.000495)                 x                  =


                                      -C-

--------------------------------------------------------------------------------
CITY INVESTING COMPANY LIQUIDATING TRUST

                              RE: TAX INFORMATION

     This letter is to advise you of the tax return information to be provided to you annually as a holder of units ('Units') in the City Investing Company
Liquidating Trust ('Trust'). The Trust, being a 'grantor' trust, will be disregarded for Federal income tax purposes and you will be treated as having a direct interest in an allocable portion of each asset and liability of the Trust. Consequently, an allocable portion of all items of Trust income, deductions and credits ('Tax Items') must be reported by you on your income tax return. Your taxable year and accounting method will determine the income tax treatment of your allocable portion of Tax Items. As soon as practicable after the end of each year, but no later than April 15 of the following year, you will be provided with a schedule listing your allocable share of Tax Items for the year, which will be determined by the number of Units you own in relation to the total number of outstanding Units. This will enable you to file your federal, state and local income tax returns. The types of Tax Items which will be required to be reported by you on your income tax return may include, but are not limited to interest income, original issue discount income, short-term and long-term capital gains and losses, dividend income, market discount income, depreciation, state, local and foreign taxes and deductible expenses incurred by the Trust.

     For purposes of determining gain or loss from the sale or other disposition of your undivided interest in assets held by the Trust, your holding period and adjusted basis for your undivided interest in each of the assets held by the Trust will be determined by your date of acquisition and the price you paid for your Units. If you received your Units upon the liquidation of City Investing Company, you will be treated as acquiring your undivided interest in the net assets of the Trust at a price of $3.1875 per Unit and your holding period for your undivided interest in the assets held by the Trust will have begun on September 26, 1985. If you sell your Units, you will be deemed to sell an undivided interest in each asset of the Trust for an allocable portion of the sales price for the Units. For example, if you sell your Units, you may be required to recognize ordinary income with respect to your interest in market discount obligations held by the Trust. For administrative convenience, gains and losses from the sale or other disposition by the Trust of assets held by the Trust, including the collection of installment notes receivable, will be reported to you by the Trust as if all Unit holders obtained their Units, and, consequently, their undivided interests in the assets held by the Trust, upon the liquidation of City Investing Company. Subsequent Unit holders may have different income tax consequences, but these tax consequences cannot readily be calculated. For example, with respect to the collection of installment notes receivable, the Trust will report to you the portion of amounts received which are reportable as market discount, which will be taxed as ordinary income, on the basis of an acquisition date of September 25, 1985 and a price per Unit of $3.1875. For this purpose, it will be assumed that the installment notes receivable will not be eligible for installment sales reporting tax treatment.

     For administrative convenience, certain special rules will apply to the determination of the effective date of transfers of Units. A transfer will not be considered effective until the first day of the month following the month in which the transfer occurs (or, if earlier, the first day following the date on which the Trust disposes of any asset the basis of which exceeds 5% of the bases of all the assets held by the Trust on September 25, 1985). Record holders of Units on the first day of a month or the day after which such a disposition of assets takes place will be entitled to receive all distributions made on or after such date and before any subsequent effective date of transfer and will be treated for tax purposes as the owner of the underlying assets of the Trust for such period. In accordance with these rules, the Trust will determine for periods ending at the end of each month (and for periods ending on the day the Trust disposes of any asset the basis of which exceeds 5% of the bases of all assets held by the Trust on September 25, 1985) the Tax Items to be included on the schedule to be provided to you annually. For administrative convenience, Tax Items will be determined using the cash method of tax accounting.

     This letter is not intended to provide income tax advice relating to the holding of Units. As such, you are strongly encouraged to discuss the income tax consequences of an investment in Units with your tax advisor.

November 26, 1985



                                      -D-



                            STATEMENT OF DIFFERENCES
                            ------------------------

                 The degree symbol shall be expressed as [d].