Form 10-Q
period 1997-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1997-04-18
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

At March 31, 1997 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

-----------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)                        1997               1996
-----------------------------------------------------------------------------------
Losses on dispositions of assets, net                       $(94)               $(6)
Interest, dividend and other income                          504              1,676
-----------------------------------------------------------------------------------

Total income                                                 410              1,670
Administrative expenses                                       72                 80
-----------------------------------------------------------------------------------

NET INCOME                                                  $338             $1,590
-----------------------------------------------------------------------------------

NET INCOME PER UNIT                                        $0.01              $0.04
-----------------------------------------------------------------------------------

OUTSTANDING UNITS                                         38,979             38,979
-----------------------------------------------------------------------------------



                                 BALANCE SHEETS

-----------------------------------------------------------------------------------
                                                       MARCH 31,       DECEMBER 31,
($ IN THOUSANDS)                                            1997               1996
-----------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                    $58                $78
Investment securities                                     56,588             56,438
Restricted funds                                           3,959              3,751
Investments                                                  609                609
Real estate                                                4,628              4,628
-----------------------------------------------------------------------------------

TOTAL ASSETS                                             $65,842            $65,504
-----------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                             $65,842            $65,504
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                       $65,842            $65,504
-----------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                           1997               1996
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                                 $338             $1,590
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Interest income earned on investment in U.S. Treasuries                                     (43)            (1,493)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   295                 97
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of U.S. Treasuries                                                            14,107             28,236
Purchases of U.S. Treasuries                                                            (14,214)           (27,892)
Restricted funds                                                                           (208)              (284)
-------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                       (315)                60
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                        (20)               157
Cash and cash equivalents at beginning of year                                               78                217
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $58               $374
------------------------------------------------------------------------------------------------------------------





                      STATEMENTS OF CHANGES IN TRUST EQUITY
                           THREE MONTHS ENDED MARCH 31

------------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                           1997               1996
------------------------------------------------------------------------------------------------------------------

Balance at  December 31                                                                 $65,504            $62,557
Net income                                                                                  338              1,590
------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH 31                                                                     $65,842            $64,147
------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The March 31, 1997 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------------
                                    MARCH 31, 1997                                     DECEMBER 31, 1996
                        -----------------------------------------          ----------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
                               VALUE           COST          VALUE              VALUE          COST           VALUE
-------------------------------------------------------------------------------------------------------------------

U.S. Treasuries
   maturing within
   one year                  $56,588        $56,588        $58,066            $56,438        $56,438        $57,385
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at March 31, 1997 and December 31, 1996, are $1,478 and $947, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:


-------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,         DECEMBER 31,
                                                                                          1997                 1996
-------------------------------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
     v. Continental Casualty                                                            $3,956               $3,748
Other                                                                                        3                    3
-------------------------------------------------------------------------------------------------------------------


Total restricted funds                                                                  $3,959               $3,751
-------------------------------------------------------------------------------------------------------------------


See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                                     MARCH 31,         DECEMBER 31,
                                                                                          1997                 1996
-------------------------------------------------------------------------------------------------------------------
Cayman Resources Corporation                                                               $27                  $27
Other investments                                                                          582                  582
-------------------------------------------------------------------------------------------------------------------

Total investments                                                                         $609                 $609
------------------------------------------------------------------------------------------------------------------


The Trust holds 3,108,105 shares of Cayman Resources Corporation ("Cayman") common stock, which are carried at their tax basis. At March 31, 1997 and December 31, 1996, the fair market value of the Cayman stock, based on quoted market prices, was $155 and $124, respectively.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note and the Trust now holds an undivided interest in the property. The Trust's interest in the property is classified as real estate in the accompanying financial statements and valued at the January 2, 1990 fair market value of $4,675, less $47, the carrying value of two parcels sold on April 15, 1996. The Trust realized a long term gain of $81 on the April 15, 1996 sale of approximately two per cent of the real estate.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid. The Trust recorded net income of $338 ($0.01 per unit) in the first quarter ended March 31, 1997, compared to net income of $1,590 ($0.04 per unit) in the first quarter of 1996. The losses on the dispositions of assets of $94 in the first quarter of 1997 and $6 in the first quarter of 1996 were principally attributable to legal fees incurred in connection with the defense of litigation against the Trust. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $504 in the first quarter of 1997, compared with $1,676 in the first quarter of 1996. The decrease in the 1997 period was due to the timing of the recognition of interest income and a decrease in yield on investment securities compared to the 1996 period. Administrative expenses were $72 and $80 in the first quarter of 1997 and 1996.

At March 31, 1997, the Trust had cash and cash equivalents, investment securities and restricted funds of $60,605. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

Income Tax Matters. The issue currently pending before the Tax Court of the United States as to which the Trust may have a contingent liability was the subject of a one-day trial on March 24, 1997. The Tax Court requested briefing on several issues and reserved decision on the matter.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY INVESTING COMPANY LIQUIDATING TRUST


Date:   April 18, 1997                By:    LESTER J. MANTELL
                                             Trustee