Form 10-Q
period 1997-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1997-07-24
CIK 778171

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition period from____ to____

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

Yes   [X]      No    [ ]

At June 30, 1997 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                              STATEMENTS OF INCOME

                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30

----------------------------------------------------------------------------------------------------

                                                           SECOND QUARTER            SIX MONTHS

(IN THOUSANDS, EXCEPT PER UNIT DATA)                 1997         1996           1997           1996
----------------------------------------------------------------------------------------------------


Gains (losses) on dispositions of assets, net         ($2)         $23           ($96)           $17
Interest, dividend and other income                   891          841          1,395          2,517
----------------------------------------------------------------------------------------------------

Total income                                          889          864          1,299          2,534
Administrative expenses                                61           86            133            166
----------------------------------------------------------------------------------------------------

NET INCOME                                           $828         $778         $1,166         $2,368
----------------------------------------------------------------------------------------------------


NET INCOME PER UNIT                                 $0.02        $0.02          $0.03         $ 0.06
----------------------------------------------------------------------------------------------------


OUTSTANDING UNITS                                  38,979       38,979         38,979         38,979
----------------------------------------------------------------------------------------------------


                                 BALANCE SHEETS

----------------------------------------------------------------------------------------------------


                                                                         JUNE 30,       DECEMBER 31,

($ IN THOUSANDS)                                                             1997               1996
----------------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                                    $222                $78
Investment securities                                                      57,200             56,438
Restricted funds                                                            4,011              3,751
Investments                                                                   609                609
Real estate                                                                 4,628              4,628
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                              $66,670            $65,504
----------------------------------------------------------------------------------------------------


LIABILITIES AND TRUST EQUITY

Trust equity                                                              $66,670            $65,504
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                        $66,670            $65,504
----------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30

------------------------------------------------------------------------------------------------------------------


($ IN THOUSANDS)                                                                           1997               1996
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                               $1,166             $2,368
Adjustments to reconcile net income to
   net cash used for operating activities:

Gain on sale of real estate                                                                   0                (92)
Interest income earned on investment in U.S. Treasuries                                    (850)            (2,250)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   316                 26
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of real estate                                                             0                 59
Maturities of investment securities                                                      29,140             42,142
Purchases of investment securities                                                      (29,052)           (42,118)
Restricted funds, net                                                                      (260)                 7
------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                       (172)                90
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   144                116
Cash and cash equivalents at beginning of year                                               78                217
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $222               $333
------------------------------------------------------------------------------------------------------------------





                      STATEMENTS OF CHANGES IN TRUST EQUITY

                            SIX MONTHS ENDED JUNE 30

------------------------------------------------------------------------------------------------------------------


($ IN THOUSANDS)                                                                           1997               1996
------------------------------------------------------------------------------------------------------------------


Balance at  December 31                                                                $65,504             $62,557
Net income                                                                               1,166               2,368
------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30                                                                     $66,670             $64,925
------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                          NOTES TO FINANCIAL STATEMENTS

                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The June 30, 1997 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------


                                     JUNE 30, 1997                                     DECEMBER 31, 1996
                        -----------------------------------------          ----------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
                               VALUE           COST          VALUE              VALUE          COST           VALUE

-------------------------------------------------------------------------------------------------------------------

U.S. Treasuries
   maturing within
   one year                  $57,200        $57,200        $58,753            $56,438     $56,438       $57,385
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at June 30, 1997 and December 31, 1996, are $1,553 and $947, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:

-------------------------------------------------------------------------------------------------------------------

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                          1997                 1996

-------------------------------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
     v. Continental Casualty                                                            $4,008               $3,748
Other                                                                                        3                    3
-------------------------------------------------------------------------------------------------------------------


Total restricted funds                                                                  $4,011               $3,751
-------------------------------------------------------------------------------------------------------------------


See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:

-------------------------------------------------------------------------------------------------------------------

                                                                                      JUNE 30,         DECEMBER 31,
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
------------------------------------------------------------------------------------------------------------------


The Trust holds 3,108,105 shares of Cayman Resources Corporation ("Cayman") common stock, which are carried at their tax basis. At June 30, 1997 and December 31, 1996, the fair market value of the Cayman stock, based on quoted market prices, was $93 and $124, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid. The Trust recorded net income of $828 ($0.02 per unit) in the second quarter of 1997 and net income of $1,166 ($0.03 per unit) in the six-month period ended June 30, 1997, compared with net income of $778 ($0.02 per unit) and net income of $2,368 ($0.06 per unit) in the corresponding 1996 periods. The losses on dispositions of assets of $2 and $96 in the second quarter and six-month periods of 1997 principally consist of legal fees incurred in connection with litigation. In the second quarter and six-month 1996 periods, gains on disposition of assets of $23 and $17 were attributable to the sale of approximately two per cent of the Trust's real estate, net of legal fees incurred in connection with litigation. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $891 and $1,395 in the second quarter and six months ended June 30, 1997, and $841 and $2,517 in the corresponding 1996 periods. The decrease in the six-month period of 1997 compared to 1996 was due primarily to the timing of the recognition of interest income. Administrative expenses were $61 and $133 for the second quarter and six months of 1997, compared with $86 and $166 for the comparable 1996 periods. The primary reason that 1997 administrative expenses were less than 1996 is that there was a reduction in legal costs and registrar fees as well as costs of administration of the Trust.

At June 30, 1997, the Trust had cash and cash equivalents, investment securities and restricted funds of $61,433. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

Income Tax Matters. Both parties filed post-trial briefs in respect of the issue currently pending before the Tax Court of the United States, as to which the Trust may have a contingent liability. Reply briefs are due August 6, 1997 from both parties.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CITY INVESTING COMPANY LIQUIDATING TRUST

Date:    July 22, 1997              By:    LESTER J. MANTELL
                                           Trustee