Form 10-Q
period 1997-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1997-10-17
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 1997


    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Transition period from __________ to______


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

At September 30, 1997 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30

---------------------------------------------------------------------------------------------

                                                THIRD QUARTER                 NINE MONTHS
(IN THOUSANDS, EXCEPT PER UNIT DATA)         1997          1996           1997           1996
---------------------------------------------------------------------------------------------
Losses on dispositions of assets, net        $(12)        $(173)         $(108)         $(156)
Interest, dividend and other income           840           885          2,235          3,402
---------------------------------------------------------------------------------------------

Total income                                  828           712          2,127          3,246
Administrative expenses                        55            60            188            226
---------------------------------------------------------------------------------------------

NET INCOME                                   $773          $652         $1,939         $3,020
---------------------------------------------------------------------------------------------

NET INCOME PER UNIT                         $0.02         $0.02          $0.05          $0.08
---------------------------------------------------------------------------------------------

OUTSTANDING UNITS                          38,979        38,979         38,979         38,979
---------------------------------------------------------------------------------------------



                                 BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                   SEPTEMBER 30, DECEMBER 31,
($ IN THOUSANDS)                                                          1997           1996
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                 $371            $78
Investment securities                                                   57,776         56,438
Restricted funds                                                         4,059          3,751
Investments                                                                609            609
Real estate                                                              4,628          4,628
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $67,443        $65,504
---------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                           $67,443        $65,504
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                     $67,443        $65,504
---------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

---------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                          1997           1996
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $1,939         $3,020
Adjustments to reconcile net income to
  net cash used for operating activities:
Gain on sale of real estate                                                  0            (82)
Interest income earned on investment in U.S. Treasuries                 (1,621)        (3,035)
---------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                       318            (97)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                            0            129
Maturities of U.S. Treasuries                                           44,410         56,779
Purchases of U.S. Treasuries                                           (44,127)       (56,929)
Restricted funds, net                                                     (308)           (39)
Other, net                                                                   0             54
---------------------------------------------------------------------------------------------
Net cash used for investing activities                                     (25)            (6)
----------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       293           (103)
Cash and cash equivalents at beginning of year                              78            217
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $371           $114
---------------------------------------------------------------------------------------------





                      STATEMENT OF CHANGES IN TRUST EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30


---------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                          1997           1996
---------------------------------------------------------------------------------------------

Balance at  December 31                                                 $65,504       $62,557
Net income                                                                1,939         3,020
---------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30                                                 $67,443       $65,577
---------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The September 30, 1997 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:


----------------------------------------------------------------------------------------------

                           SEPTEMBER 30, 1997                         DECEMBER 31, 1996
                   -----------------------------------        --------------------------------

                     CARRYING                     FAIR        CARRYING                    FAIR
                        VALUE         COST       VALUE           VALUE       COST        VALUE
----------------------------------------------------------------------------------------------
U.S. Treasuries
  maturing within
  one year            $57,776      $57,776     $59,388         $56,438    $56,438      $57,385
----------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at September 30, 1997 and December 31, 1996, are $1,612 and $947, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:

----------------------------------------------------------------------------------------------

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                         1997             1996
----------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
    v. Continental Casualty                                            $4,056           $3,748
Other                                                                       3                3
----------------------------------------------------------------------------------------------

Total restricted funds                                                 $4,059           $3,751
----------------------------------------------------------------------------------------------


See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:

----------------------------------------------------------------------------------------------

                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                         1997             1996
----------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                    $ 27             $ 27
Other investments                                                         582              582
----------------------------------------------------------------------------------------------

Total investments                                                        $609             $609
----------------------------------------------------------------------------------------------

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At September 30, 1997 and December 31, 1996, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $155 and $124, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid. The Trust recorded net income of $773 ($0.02 per unit) in the third quarter of 1997 and net income of $1,939 ($0.05 per unit) in the nine-month period ended September 30, 1997, compared with $652 ($0.02 per unit) and a net income of $3,020 ($0.08 per unit) in the corresponding 1996 periods. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $840 and $2,235 in the third quarter and nine months ended September 30, 1997, and $885 and $3,402 in the corresponding 1996 periods. The primary reason for the decrease in net income and income from investment securities for the third quarter and nine-month periods was due to the timing of the recognition of interest income. Administrative expenses were $55 and $188 for the third quarter and nine months of 1997, compared with $60 and $226 for the comparable 1996 periods. The primary reason that 1997 administrative expenses were less than 1996 is that there was a reduction in legal costs of the Trust.

At September 30, 1997, the Trust had cash and cash equivalents, investment securities and restricted funds of $62,206. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996 and Forms 10-Q for the quarters ended March 31, 1997 and June 30, 1997 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

Marina Pacifica: Environmental Protection Agency Claim. On September 30, 1997, the EPA sent a special notice letter to all PRPs, including Marina Pacifica, demanding payment of unreimbursed costs incurred by the government as of June 30, 1997, of at least $28.9 million. The EPA also requested a good-faith offer to perform or pay for the final remedial measures covered by the September 1996 Record of Decision which it estimates will cost $289 million. The EPA included an updated list of 280 PRPs on which Marina Pacifica appeared 84th in volumetric terms. The Trust is considering what response, if any, to make. Counsel has advised that, based on its volumetric share and other material factors, actual payments, if any, required of Marina Pacifica would be a small fraction of the $576 million estimated costs of the remediation effort, comprised of the $287 million cost of initial stages of remediation and the $289 million cost of final remediation measures.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    1.  Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              CITY INVESTING COMPANY LIQUIDATING TRUST


                              By:     /s/ Lester J. Mantell
                                 ------------------------------------
                                     Lester J. Mantell, Trustee



Date:   October 16, 1997