Form 10-K405
period 1997-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1998-02-10
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 1997

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13881

                    CITY INVESTING COMPANY LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                              13-6859211
            (STATE OF ORGANIZATION)          I.R.S. EMPLOYER IDENTIFICATION NO.)

        99 University Place, 7th Floor,
              New York, New York                         10003-4528
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

At December 31, 1997, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $0.875 per Unit was approximately $34.1 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 1997. Wrapped around this report is the January 28, 1998 tax letter, pages A through D, that provides 1997 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 1997 tax consequences.

The Trust has posted on its world wide web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements will be available on the Trust's world wide web site no later than May 15, August 15, and November 15, 1998.

During 1997, the Trust's cash and cash equivalents, investment securities and restricted funds increased by $1,485,000 to $61,752,000. The major assets held by the Trust at this time are investments in U.S. Treasuries with original maturities within one year of purchase. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report. The Trust settled the underlying liability in the Continental Casualty litigation in December 1997 by a payment of $1,150,000 to the Florida Department of Revenue and expects the $2,965,000 balance of the escrow to be released to it in the near future.

Since the Trust was created, the Trust's objectives have been and continue to be maximizing the return to its Unit Holders and completing the liquidation of all assets and liabilities as efficaciously as possible. We are continuing to make progress and are taking all practical steps to resolve the remaining litigation facing the Trust.

Cordially,

Geo. T. Scharffenberger     Eben W. Pyne      Lester J. Mantell
        Trustee                Trustee             Trustee

January 28, 1998

For all information about UNIT HOLDINGS:

        UNITS HELD IN STREET NAME, please communicate with your bank or broker.

        REGISTERED UNIT HOLDERS, please communicate with ChaseMellon Shareholder Services, transfer agent for City Investing Company Liquidating Trust, at:

               telephone:        1-800-851-9677
               write to:         ChaseMellon Shareholder Services
                                 450 West 33rd Street, 15th Floor
                                 New York, NY 10001-2697
                                 world wide web site: http://www.chasemellon.com

        For current FINANCIAL AND TAX INFORMATION, please go to the Trust's world wide web site:

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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. For information concerning a limitation on the Trust's ability to pay liquidating distributions or dividends imposed in connection with certain pending litigation, see Item 8-Note 8, 'Dividend Restrictions.'

On June 27, 1996, the Trustees extended the time limit of the Trust's existence to September 25, 1998 from September 25, 1996 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

ITEM 3. LEGAL PROCEEDINGS

Prior to and after its liquidation, City was named as a party in various litigations that pursuant to the Trust Agreement were assumed and became liabilities of the Trust. For a description of litigation and claims currently pending or threatened which affect the Trust, see Item 8-Note 7, 'Litigation and Other Contingent Liabilities.'

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade as a regular National Association of Securities Dealers Automated Quotation security and appear daily in the list entitled Small Capitalization Issues, with the symbol CNVLZ. This information is also available on the Internet and can be accessed http://www.nasdaq.com. The high and low prices for the Units during 1997 and 1996 were as follows:

------------------------------------------------------------------------------
                                      1997                      1996
                                      ----                      ----
                               HIGH          LOW         HIGH          LOW
------------------------------------------------------------------------------

First Quarter                    $1.10        $0.94        $1.13        $0.94

Second Quarter                    1.06         0.94         1.19         1.00

Third Quarter                     0.99         0.92         1.25         1.13

Fourth Quarter                    1.05         0.81         1.13         0.94
------------------------------------------------------------------------------

As of December 31, 1997, there were approximately 15,000 holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 1997 or 1996.

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

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31
                                                               -----------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)           1997         1996         1995         1994         1993
----------------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net         $(1,265)       $(834)       $(645)       $(491)       $(974)

Interest, dividend and other income             3,071        4,210        1,597        1,247        1,079

Net income (loss)                               1,485        2,947          452          267         (523)

Net income (loss) per unit                          0.04         0.08         0.01         0.01        (0.01)

Total assets                                   66,989       65,504       62,792       62,340       62,073

Book value per unit                                 1.72         1.68         1.61         1.59         1.59
----------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $1,485,000 ($0.04 per unit) in 1997 compared with $2,947,000 ($0.08 per unit) in 1996 and $452,000 ($0.01 per unit) in 1995.
It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In 1997, the net losses on the disposition of assets of $1,265,000 consisted principally of the Continental Casualty Co. settlement of $1,150,000 which was paid from escrow on December 2, 1997. At December 31, 1997 there remains in escrow $2,965,000 which the Trust expects will be released to it in the near future. A settlement of $550,000 was paid from the Tapken v. Brown, et al. escrow in November 1996. The remaining losses on the disposition of assets of $115,000 in 1997, compared to $284,000 in 1996 and $645,000 in 1995 consisted principally of legal fees incurred in connection with the defense of litigation against the Trust. In 1995, a loss of $200,000 was recorded upon the Trust's sale of its limited partnership interest in PACE/City Associates, L.P. ('PCA').

Interest, dividend and other income of $3,071,000 in 1997, $4,210,000 in 1996 and $1,597,000 in 1995, was principally derived from interest earned on investment securities. The decrease in 1997 was primarily due to the timing of maturities of U.S. Treasuries. The increase in 1996 was primarily due to an increase in the amount of interest income collected from investment securities as a result of the 1995 sale of the Trust's interest in PCA along with an increase in interest rates, compared to 1995.

Administrative expenses were $320,000 in 1997, $429,000 in 1996, and $500,000 in 1995. The lower level of administrative expenses in 1997 compared to 1996 and 1995 is primarily due to a reduction in costs of administration of the Trust.

A principal asset of the Trust was its investment in PACE/City Associates, L.P. ('PCA'), a non-public partnership which held an indirect investment in certain printing companies. In accordance with accounting used for Federal income tax purposes, that investment was reflected in the Trust's financial statements at $27,815,000 at December 31, 1994. On March 8, 1995, the Trust received an offer from Kohlberg Kravis Roberts & Co. ('KKR'), the general partner of PCA, to purchase the Trust's limited partnership interest in PCA for $27,821,000. In May 1995, the Trust sold its investment in PCA to KKR for that amount. That investment had been reflected in the Trust's financial statements at $28,021,000 at the time of the Trust's sale of its interest in PCA. The $28,021,000 reflected the capitalization of investment advisory fees incurred in connection with the sale. Accordingly, the Trust recognized a loss of $200,000 in connection with this sale, which is included in losses on dispositions of assets, net, in the accompanying financial statements.

At December 31, 1997, the Trust had cash and cash equivalents, investment securities and restricted funds of $61,752,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding dividend restrictions see Item 8-Note 8 to the financial statements herein.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 1997 and 1996, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

See Note 7 to the financial statements for a description of litigation and other contingent liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1997 and 1996, and its income and expenses and its cash flows for each of the years in the three-year period ended December 31, 1997, on the basis of accounting referred to above.

KPMG PEAT MARWICK LLP
New York, New York
January 28, 1998

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)                              1997             1996             1995
------------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                            $(1,265)           $(834)         $(645)
Interest, dividend and other income                                3,071            4,210          1,597
------------------------------------------------------------------------------------------------------------

Total income                                                       1,806            3,376            952
Administrative expenses                                              321              429            500
------------------------------------------------------------------------------------------------------------

NET INCOME                                                        $1,485           $2,947           $452
------------------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                                   $0.04            $0.08          $0.01
------------------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                                 38,979           38,979         38,979
------------------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

-------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                    1997             1996
-------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                           $243              $78
Investment securities                                             58,541           56,438
Restricted funds                                                   2,968            3,751
Investments                                                          609              609
Real estate                                                        4,628            4,628
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $66,989          $65,504
-------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                     $66,989          $65,504
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                               $66,989          $65,504
-------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                        1997           1996           1995
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $1,485         $2,947          $452
Adjustments to reconcile net income to net cash used for
  operating activities:
Gain on sale of real estate                                               0            (81)            0
Loss on sale of investment in PCA                                         0              0           200
Interest income earned on investment in U.S. Treasuries              (2,377)        (3,769)       (1,195)
-----------------------------------------------------------------------------------------------------------

Net cash used for operating activities                                 (892)          (903)         (543)
-----------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                                  58,815         70,699        41,370
Purchases of investment securities                                  (58,541)       (70,579)      (68,149)
Proceeds from sale of investment in PCA                                   0              0        27,821
Restricted funds                                                        783            462          (185)
Proceeds from sale of real estate                                         0            128             0
Other, net                                                                0             54          (205)
-----------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                             1,057            764           652
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    165           (139)          109
Cash and cash equivalents at beginning of year                           78            217           108
-----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $243            $78          $217
-----------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1997            1996          1995
-----------------------------------------------------------------------------------------------------------
Balance at beginning of year                                        $65,504         $62,557       $62,105
Net income                                                            1,485           2,947           452
-----------------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                              $66,989         $65,504       $62,557
-----------------------------------------------------------------------------------------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying financial statements have been prepared on the basis of accounting used for Federal income tax purposes. Accordingly, certain revenue and the related assets are recognized when received rather than when earned; certain expenses are recognized when paid rather than when the obligation is incurred; and assets are reflected at their tax basis.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Gains (losses) on dispositions of assets, net: Gains (losses) on dispositions of assets, net, also includes settlement costs and legal fees incurred in connection with the defense of litigation against the Trust.

Net income per unit: Net income per unit is calculated by dividing net income of the Trust by the number of outstanding Units of Beneficial Interest.

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 1997 and December 31, 1996 consist of U.S. Treasuries with maturities of less than one year and are carried at cost.

Investment securities at December 31, consist of the following:

----------------------------------------------------------------------------------------------------
                                           1997                                 1996
                             ------------------------------       ----------------------------------
                             CARRYING                  FAIR       CARRYING                  FAIR
(IN THOUSANDS)                VALUE        COST        VALUE       VALUE        COST        VALUE
----------------------------------------------------------------------------------------------------
U.S. Treasuries
  maturing within one year   $58,541      $58,541     $60,182     $56,438      $56,438     $57,385
----------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities at December 31, consist of the following:
----------------------------------------------------------------------------
(IN THOUSANDS)                                   1997                 1996
----------------------------------------------------------------------------
Gross unrealized gains                          $1,641                $947
----------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 1997, represents funds held in escrow in connection with City Investing Company Liquidating Trust v. Continental Casualty Co. of $2,965,000 and other of $3,000. At December 31, 1996, restricted funds consisted of funds held in escrow in connection with City Investing Company Liquidating Trust v. Continental Casualty Co. of $3,748,000 and other of $3,000.

NOTE 5 - INVESTMENTS


Investments at December 31 are as follows:
----------------------------------------------------------------------------
(IN THOUSANDS)                                     1997                1996
----------------------------------------------------------------------------
Oklahoma Energy Corp.                               $27                 $27
Global Bancorporation                               582                 582
----------------------------------------------------------------------------

Total investments                                  $609                $609
----------------------------------------------------------------------------

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At December 31, 1997 and 1996, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $137,000 and $124,000, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - REAL ESTATE

Prior to January 2, 1990 the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ('Texas City') in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990 the beneficial owners of the note (including the Trust) foreclosed on the property securing the note and the Trust now holds an undivided interest in the property. The Trust's interest in the property is classified as real estate in the accompanying financial statements and valued at the January 2, 1990 fair market value of $4,675,000, less $47,000, the carrying value of two parcels sold on April 15, 1996. The Trust realized a long term gain of $81,000 on the April 15, 1996 sale of approximately two per cent of the real estate.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues described below:

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

On August 24, 1995, the United States District Court for New Jersey dismissed plaintiffs' Amended Complaint and denied plaintiffs leave to file a further amended complaint. Thereafter, plaintiffs filed a motion for reconsideration of the Court's decision. On October 23, 1995, the Court affirmed its decision and again denied plaintiffs' application to file a further amended complaint. Plaintiffs have appealed this decision to the Court of Appeals for the Third Circuit. The appeal has been briefed, argued and awaits disposition by the Court. Pending resolution of this appeal, the Trust is unable to make any dividend payments or liquidating distributions without further judicial action.

City Investing Company Liquidating Trust v. Continental Casualty Co. On May 26, 1993, the Supreme Court of Delaware affirmed the decision by the Chancery Court of New Castle County, Delaware, holding the Trust liable to Continental Casualty Company ('Continental') by reason of a prior indemnification agreement by City for liabilities incurred by Continental with respect to a judicial bond issued by Continental in 1981 in connection with certain tax litigation between GDC and the Florida Department of Revenue ('DOR'). On November 30, 1993, the Trust, Continental and Bank of Delaware executed an Agreement effectively discharging the Trust's liability to Continental from the proceeds of the cash collateral ($3,105,000) for the supersedeas bond posted by the Trust in connection with its appeal to the Supreme Court of Delaware and transferring the remaining collateral to Bank of Delaware to be held as security for any liability to the DOR arising out of the judicial bond posted for the benefit of GDC, as to which City issued an indemnity. The Agreement further obligates the Trust to make annual payments to Bank of Delaware equal to the difference between interest earned on the new escrow and the Florida post judgment interest accrual rate of 12% per annum. The Trust settled the underlying liability to the DOR in December 1997 by a payment of $1,150,000 and expects the balance of the escrow ($2,965,000 as of December 31, 1997) to be released to it in the near future.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Marina Pacifica: Environmental Protection Agency Claim. Marina Pacifica, a California limited partnership whose general partner was a former subsidiary of City, was notified on November 4, 1987, by the United States Environmental Protection Agency (the 'EPA'), that it was deemed a potentially responsible party ('PRP') with respect to the Operating Industries, Inc. Superfund Site (the 'Site') in Monterey Park, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986. Marina Pacifica was in the business of developing and selling condominiums. Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities allegedly were disposed of at the Site. The EPA has documented the release or threatened release of hazardous substances at the Site and has taken actions to control the release of these substances at the Site. The EPA identified three initial stages of remedial action for the Site, the Records of Decision for which were signed in July 1987, November 1987, September 1988 and amended in September 1990. The EPA has estimated the aggregate cost of these initial stages of remediation at $287 million. In September 1996, the EPA issued a Record of Decision specifying final remedial measures for the Site.

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

NOTE 8 - DIVIDEND RESTRICTIONS

The existence of the contingent liabilities referred to in Note 7 may affect the timing of future distributions of Trust assets. In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., the Trust is unable to make any dividend payments or liquidating distributions without further judicial action.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The Trustees of the Trust are Geo. T. Scharffenberger, Eben W. Pyne and Lester
J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. There are no family relationships between the Trustees.

Geo T. Scharffenberger (78) was a director and Chairman of the Board of AmBase Corporation until January 26, 1993. Mr. Scharffenberger was formerly Chairman and a director of City and served as City's Chief Executive Officer from 1966 until May 1985.

Eben W. Pyne (80) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He is also a consulting director of Long Island Lighting Company and was a director of City.

Lester J. Mantell (60) was an Assistant Vice President - Tax of AmBase Corporation from April 1995 to December 1996. He served as the Executive Vice President, Chief Financial Officer and Treasurer of AmBase Corporation from October 1994 to January 1995, and as Senior Vice President - Tax of AmBase Corporation from April 1993 to October 1994. Prior thereto, he served as a consultant to AmBase Corporation from January 1992 to April 1993.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 5 to Schedule 13D of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of September 11, 1992, from Amendment No. 9 to Schedule 13D of Farallon Capital Management, Inc. filed with the SEC as of December 29, 1997, and from an Initial Filing of Schedule 13G as filed with the SEC by Franklin Resources, Inc. (purchased from Heine Securities Corp.) as of February 12, 1997.

---------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                                                OWNED        OF CLASS
---------------------------------------------------------------------------------------------------------------
GOLDMAN, SACHS & CO.                                                                  12,615,564      32.3%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, INC.                                                      8,997,348      23.1%
One Maritime Plaza, Suite 1250, San Francisco, CA 94111

FRANKLIN RESOURCES, INC.                                                               6,572,091      16.9%
777 Mariners Island Blvd., San Mateo, CA 94403
---------------------------------------------------------------------------------------------------------------

TOTALS                                                                                28,185,003      72.3%
---------------------------------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 13, 1998.

---------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES OF BENEFICIAL OWNERS                                                              OWNED        OF CLASS
---------------------------------------------------------------------------------------------------------------
Eben W. Pyne                                                                             1,000         *
Lester J. Mantell                                                                       --             --
Geo. T. Scharffenberger                                                                 --             --
Trustees as a group (three)                                                              1,000         *
---------------------------------------------------------------------------------------------------------------

* Represents less than one quarter of 1% of the class.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                          Page
(a)      Documents Filed as Part of This Report:

         1.   Index to Financial Statements:
              Independent Auditors' Report...............................   5
              Statements of Operations...................................   6
              Balance Sheets.............................................   6
              Statements of Cash Flows...................................   7
              Statements of Changes in Trust Equity......................   7
              Notes to Financial Statements..............................   8

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

(b)      Form 8-K
         The Trust was not required to file a report on Form 8-K during the quarter ended December 31, 1997.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of January 1998.


CITY INVESTING COMPANY LIQUIDATING TRUST


LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 28th day of January 1998.

A majority of the Trustees:


GEO. T. SCHARFFENBERGER
Trustee


EBEN W. PYNE
Trustee


LESTER J. MANTELL
Trustee

----------------------------------------------------------------------------------------
CITY INVESTING COMPANY LIQUIDATING TRUST     Fed. I.D. #13-6859211      January 28, 1998

                    1997 U.S. FEDERAL INCOME TAX INFORMATION

     This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 1997. You should use this information in preparing your 1997 U.S. Federal income tax return.

     If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and (iii) did not dispose of any Units in 1997, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit [Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

     If you (i) disposed of Units in 1997, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

     Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.   Interest Income -- line 1, Schedule B
        Tax Item 2.    Dividend Income -- line 5, Schedule B
        Tax Item 3.    Net Short-Term Capital Gain/(Loss) -- line 5, Schedule D
        Tax Item 4a.   28% Rate Gain/(Loss) -- line 12, Schedule D, Column (g)
        Tax Item 4c.   Net Long-Term Capital Gain/(Loss) -- line 12, Schedule D, Column (f)
        Tax Item 5.    Miscellaneous Income -- line 21
        Tax Item 6.    Trust Expenses -- line 22, Schedule A, (if you itemize deductions)
        Tax Item 7.    Adjustment to Basis -- FOR INFORMATION PURPOSES

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
              write to:         ChaseMellon Shareholder Services
                                450 West 33rd Street, 15th Floor
                                New York, NY 10001-2697
                                world wide web site: http://www.chasemellon.com

          For current FINANCIAL (10K & 10Q) AND TAX INFORMATION, please go to our world wide web site:

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
     E-mail address:   mantell@cnvlz.com


                                       -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                                 I                                           II
                                                        TOTAL IF HELD FROM
                                                       JANUARY 1 THROUGH
                                                          DECEMBER 31                                      JANUARY
                                          ------------------------------------------------------------------------------------------
                                             A          x         B        =       C        A         x         B      =     C
TAX ITEM:*                                AMOUNT                                          AMOUNT
--------                                    PER                 NO. OF          TAXABLE    PER                NO. OF      TAXABLE
                                           UNIT         x       UNITS      =    AMOUNT#    UNIT       x       UNITS    =  AMOUNT[d]
                                          ------------------------------------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations         0.074660      x                  =             0.000239     x                =
      b) All Other                        0.000142      x                  =             0.000000     x                =
      c) Total Interest Income (1a+1b)    0.074802      x                  =             0.000239     x                =
2.    Dividend Income                     0.000260      x                  =             0.000010     x                =
3.    Net Short-Term Capital
      Gain/(Loss):                        0.000000      x                  =             0.000000     x                =
4.    Net Long-Term Capital
      Gain/(Loss):
      a) 28% Rate Gain/(Loss)            (0.002467)     x                  =            (0.000019)    x                =
      b) 20% Rate Gain/(Loss)            (0.029996)     x                  =             0.000000     x                =
      c) Total (4a+4b)                   (0.032463)     x                  =             0.000019)    x                =
5.    Miscellaneous Income                0.003725      x                  =             0.001138     x                =
6.    Trust Expenses                      0.008214      x                  =             0.001000     x                =
7.    Adjustment to Basis Tax Items                                                                                    =
      (1c+2+3+4c+5-6)                     0.038110      x                  =             0.000368     x                =

                                                        III
                                                     FEBRUARY
                                        -------------------------------------------------
                                            A          x         B        =        C
 TAX ITEM:*                               AMOUNT
 --------                                  PER                  NO. OF           TAXABLE
                                          UNIT         x        UNITS     =     AMOUNT[d]
                                        -------------------------------------------------
 1.    Interest Income:
       a) U. S. Gov't. Obligations       0.010014      x                  =
       b) All Other                      0.000000      x
       c) Total Interest Income (1a+1b)  0.010014      x                  =
 2.    Dividend Income                   0.000016      x                  =
 3.    Net Short-Term Capital
       Gain/(Loss):                      0.000000      x                  =
 4.    Net Long-Term Capital
       Gain/(Loss):
       a) 28% Rate Gain/(Loss)          (0.002644)     x                  =
       b) 20% Rate Gain/(Loss)           0.000000      x                  =
       c) Total (4a+4b)                 (0.002644)     x                  =
 5.    Miscellaneous Income              0.000706      x                  =
 6.    Trust Expenses                    0.000617      x                  =
 7.    Adjustment to Basis Tax Items
       (1c+2+3+4c+5-6)                   0.007475      x                  =

                                                            VIII                                            IX

                                                            JULY                                          AUGUST
                                          ------------------------------------------------------------------------------------------
                                             A         x        B      =        C             A       x        B       =      C
TAX ITEM:*                                 AMOUNT                                           AMOUNT
--------                                    PER               NO. OF         TAXABLE         PER             NO. OF        TAXABLE
                                           UNIT        x      UNITS    =     AMOUNT[d]       UNIT     x      UNITS     =   AMOUNT[d]
                                          ------------------------------------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations         0.000000     x               =                  0.020889    x                =
      b) All Other                        0.000000     x               =                  0.000001    x                =
      c) Total Interest Income (1a+1b)    0.000000     x               =                  0.020890    x                =
2.    Dividend Income                     0.000026     x               =                  0.000024    x                =
3.    Net Short-Term Capital
      Gain/(Loss):                        0.000000     x               =                  0.000000    x                =
4.    Net Long-Term Capital
      Gain/(Loss):
      a) 28% Rate Gain/(Loss)             0.000000     x               =                  0.000000    x                =
      b) 20% Rate Gain/(Loss)            (0.000251)    x               =                  0.000000    x                =
      c) Total (4a+4b)                   (0.000251)    x               =                  0.000000    x                =
5.    Miscellaneous Income                0.000223     x               =                  0.000188    x                =
6.    Trust Expenses                      0.000518     x               =                  0.000608    x                =
7.    Adjustment to Basis
      Tax Items (1c+2+3+4c+5-6)          (0.000520)    x               =                  0.020422    x                =

                                                                  X

                                                              SEPTEMBER
                                            ----------------------------------------------------
                                                A           x         B        =        C
                                             AMOUNT
                                              PER                  NO. OF           TAXABLE
                                              UNIT          x       UNITS      =     AMOUNT[d]
                                            ----------------------------------------------------
1.    Interest Income
      a) U. S. Gov't. Obligations            0.000049       x                  =
      b) All Other                           0.000104       x                  =
      c) Total Interest Income (1a+1b)       0.000153       x                  =
2.    Dividend Income                        0.000044       x                  =
3.    Net Short-Term Capital
      Gain/(Loss):                           0.000000       x                  =
4.    Net Long-Term Capital
      Gain/(Loss):
      a) 28% Rate Gain/(Loss)                0.000000       x                  =
      b) 20% Rate Gain/(Loss)               (0.000064)      x                  =
      c) Total (4a+4b)                      (0.000064)      x                  =
5.    Miscellaneous Income                   0.000000       x                  =
6.    Trust Expenses                         0.000217       x                  =
7.    Adjustment to Basis
      Tax Items (1c+2+3+4c+5-6)             (0.000084)      x                  =


------------------

* The Trust Tax Items for 1997 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 1997 U.S. Federal income tax return.

# Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 1997.

[d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.

! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-

SCHEDULE OF 1997 U.S. FEDERAL TAX ITEMS

                         IV                                                    V

                       MARCH                                                 APRIL
---------------------------------------------------------------------------------------------------------------
     A            x         B        =        C            A            x         B        =        C
  AMOUNT                                                AMOUNT
    PER                   NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
   UNIT           x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
---------------------------------------------------------------------------------------------------------------

  0.000494        x                  =                  0.000000        x                  =
  0.000008        x                  =                  0.000007        x                  =
  0.000502        x                  =                  0.000007        x                  =
  0.000005        x                  =                  0.000006        x                  =

  0.000000        x                  =                  0.000000        x                  =

  0.000252        x                  =                 (0.000056)       x                  =
  0.000000        x                  =                  0.000000        x                  =
  0.000252        x                  =                 (0.000056)       x                  =
  0.000318        x                  =                  0.000294        x                  =
  0.000237        x                  =                  0.000966        x                  =

  0.000840        x                  =                 (0.000715)       x                  =

                                   VI                                                  VII

                                  MAY                                                  JUNE
---------------------------------------------------------------------------------------------------------------
    A           x         B        =        C            A            x         B        =        C
  AMOUNT                                              AMOUNT
   PER                  NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
   UNIT         x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
---------------------------------------------------------------------------------------------------------------
 0.021453       x                  =                  0.000593        x                  =
 0.000000       x                  =                  0.000000        x                  =
 0.021453       x                  =                  0.000593        x                  =
 0.000004       x                  =                  0.000023        x                  =

 0.000000       x                  =                  0.000000        x                  =

 0.000000       x                  =                  0.000000        x                  =
 0.000000       x                  =                  0.000000        x                  =
 0.000000       x                  =                  0.000000        x                  =
 0.000217       x                  =                  0.000248        x                  =
 0.000384       x                  =                  0.000194        x                  =

 0.021290       x                  =                  0.000670        x                  =

                        XI                                                   XII

                     OCTOBER                                               NOVEMBER
---------------------------------------------------------------------------------------------------------
    A            x         B        =        C            A            x         B        =        C
 AMOUNT                                                AMOUNT
   PER                   NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
  UNIT           x       UNITS      =     AMOUNT[d]     UNIT           x       UNITS      =     AMOUNT[d]
---------------------------------------------------------------------------------------------------------
 0.019394        x                  =                  0.000796        x                  =
 0.000020        x                  =                  0.000001        x                  =
 0.019414        x                  =                  0.000797        x                  =
 0.000040        x                  =                  0.000031        x                  =

 0.000000        x                  =                  0.000000        x                  =

 0.000000        x                  =                  0.000000        x                  =
(0.000163)       x                  =                  0.000000        x                  =
(0.000163)       x                  =                  0.000000        x                  =
 0.000175        x                  =                  0.000218        x                  =
 0.000601        x                  =                  0.002569        x                  =

 0.018865        x                  =                 (0.001523)       x                  =

                        XIII                                                 XIV
                                                                    TOTAL IF HELD ON SOME,
                                                                         BUT NOT ALL,
                      DECEMBER                                     FIRST DAYS OF EACH MONTH
---------------------------------------------------------------------------------------------
                                                                 IIC + IIIC + IVC + VC +VIC+
     A           x         B        =        C                       VIIC + VIIIC + IXC +
   AMOUNT
    PER                  NO. OF           TAXABLE                  XC + XIC + XIIC + XIIIC
    UNIT         x       UNITS      =     AMOUNT[d]                    TAXABLE AMOUNT!
---------------------------------------------------------------------------------------------

  0.000739       x                  =
  0.000001       x                  =
  0.000740       x                  =
  0.000031       x                  =

  0.000000       x                  =

  0.000000       x                  =
 (0.029518)      x                  =
 (0.029518)      x                  =
  0.000000       x                  =
  0.000231       x                  =

 (0.028978)      x                  =

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

The degree symbol shall be expressed as...............................   [d]