Form 10-Q
period 1998-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1998-04-29
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from           to

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

Yes  X       No
    ----    ----
At March 31, 1998 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

---------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                                    1998           1997
---------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                                     $(65)          $(94)
Interest, dividend and other income                                        867            504
---------------------------------------------------------------------------------------------
Total income                                                               802            410
Administrative expenses                                                     93             72
---------------------------------------------------------------------------------------------
NET INCOME                                                                $709           $338
---------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                                      $0.02          $0.01
---------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                                       38,979         38,979
---------------------------------------------------------------------------------------------

                                        BALANCE SHEETS

---------------------------------------------------------------------------------------------
                                                                     MARCH 31,   DECEMBER 31,
($ IN THOUSANDS)                                                          1998           1997
---------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                  $81           $243
U.S. Treasury Bills                                                     62,377         58,541
Restricted funds                                                             3          2,968
Investments                                                                609            609
Real estate and mortgage receivable (net of unrealized gain)             4,628          4,628
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $67,698        $66,989
---------------------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                                           $67,698        $66,989
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                                     $67,698        $66,989
---------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                          1998           1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $709           $338
Adjustments to reconcile net income to net cash (used for)
  provided by operating activities:
Interest income earned on investment in U.S. Treasuries                   (738)           (43)
---------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                       (29)           295
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of U.S. Treasuries                                           14,952         14,107
Purchases of U.S. Treasuries                                           (18,050)       (14,214)
Restricted funds                                                         2,965           (208)
----------------------------------------------------------------------------------------------
Net cash used for investing activities                                    (133)          (315)
----------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                 (162)           (20)
Cash and cash equivalents at beginning of year                             243             78
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $81            $58
---------------------------------------------------------------------------------------------





                      STATEMENTS OF CHANGES IN TRUST EQUITY
                           THREE MONTHS ENDED MARCH 31

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                          1998           1997
---------------------------------------------------------------------------------------------
Balance at  December 31                                                $66,989        $65,504
Net income                                                                 709            338
---------------------------------------------------------------------------------------------

BALANCE AT MARCH 31                                                    $67,698        $65,842
---------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The March 31, 1998 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 4 - TRUST AGREEMENT

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City Investing Company ("City") which existed on September 25, 1985.

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. Investment securities consist of the following:

----------------------------------------------------------------------------------------------
                               MARCH 31, 1998                          DECEMBER 31, 1997
                    --------------------------------------------------------------------------
                      CARRYING                  FAIR           CARRYING                  FAIR
                        VALUE         COST      VALUE           VALUE       COST        VALUE
----------------------------------------------------------------------------------------------
U.S. Treasury Bills
  maturing within
  one year            $62,377      $62,377     $64,088         $58,541     $58,541     $60,182
----------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities, at March 31, 1998 and December 31, 1997, were $1,711 and $1,641, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:

----------------------------------------------------------------------------------------------
                                                                    MARCH 31,     DECEMBER 31,
                                                                         1998             1997
----------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
    v. Continental Casualty                                                $0           $2,965
Other                                                                       3                3
----------------------------------------------------------------------------------------------

Total restricted funds                                                     $3           $2,968
----------------------------------------------------------------------------------------------


See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:

----------------------------------------------------------------------------------------------
                                                                    MARCH 31,     DECEMBER 31,
                                                                         1998             1997
----------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                     $27              $27
Global Bancorporation                                                     582              582
----------------------------------------------------------------------------------------------

Total investments                                                        $609             $609
----------------------------------------------------------------------------------------------

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At March 31, 1998 and December 31, 1997, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $155 and $137, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. The Trust now holds an undivided interest in the property classified as real estate, which is valued at the January 2, 1990 fair market value, and a mortgage receivable. The Trust realized a long term gain of $81 on two 1996 sales of approximately two per cent of the real estate. The Trust has projected that later in 1998, a long term gain of $22 will be realized when the proceeds are collected on a sale of approximately one-half of one per cent of the real estate.

NOTE 9 - LITIGATION AND OTHER CONTINGENT LIABILITIES

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

NOTE 10 - DIVIDEND RESTRICTIONS

The existence of the litigation and other contingent liabilities referred to in
Note 9 may affect the timing of future distributions of Trust assets. In connection with the proceeding entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al., the Trust is unable to make any dividend payments or liquidating distributions without further judicial action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $709 ($0.02 per unit) in the first quarter ended March 31, 1998, compared to net income of $338 ($0.01 per unit) in the first quarter of 1997. The losses on the dispositions of assets, net, reflect losses of $65 in the first quarter of 1998 and $94 in the first quarter of 1997 attributable primarily to legal fees incurred in connection with the defense of litigation against the Trust. The Trust received the $2,965 escrow balance remaining after the Continental Casualty Co. settlement of $1,150 was paid in 1997.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $867 in the first quarter of 1998, compared with $504 in the first quarter of 1997. The increase in the 1998 period was due to the timing of the recognition of interest income net of a decrease in yield on investment securities compared to the 1997 period. Administrative expenses were $93 and $72 in the first quarters of 1998 and 1997, respectively. The increase of administrative expenses in 1998 was due to the payments in the first quarter of 1998 of transfer agent services, as well as Form 10-K printing and report mailing costs.

At March 31, 1998, the Trust had cash and cash equivalents and U. S. Treasury Bills of $62,458. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

City Investing Company Liquidating Trust v. Continental Casualty Co. The Trust received the $2,965,000 escrow balance remaining after the Continental Casualty Co. settlement of $1,150,000 was paid in 1997.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY INVESTING COMPANY LIQUIDATING TRUST

Date:   April 28, 1998                By:   LESTER J. MANTELL
                                            Trustee