Form 10-Q
period 1998-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1998-07-29
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from _______ to ______

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

At June 30, 1998 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30

------------------------------------------------------------------------------------------------------------
                                                        SECOND QUARTER                    SIX MONTHS
($ IN THOUSANDS, EXCEPT PER UNIT DATA)              1998             1997            1998             1997
------------------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net        ($23)             ($2)           ($88)             ($96)
Interest, dividend and other income                   935              891           1,802             1,395
------------------------------------------------------------------------------------------------------------

Total income                                          912              889           1,714             1,299
Administrative expenses                                49               61             142               133
------------------------------------------------------------------------------------------------------------

NET INCOME                                           $863             $828          $1,572            $1,166
------------------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                 $0.02            $0.02           $0.04            $ 0.03
------------------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                  38,979           38,979          38,979            38,979
------------------------------------------------------------------------------------------------------------



                                               BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                                  JUNE 30,      DECEMBER 31,
($ IN THOUSANDS)                                                                      1998             1997
------------------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                              $82              $243
U.S. Treasury Bills                                                                 63,239            58,541
Restricted funds                                                                         3             2,968
Investments                                                                            609               609
Real estate and mortgage receivable (net of unrealized gain)                         4,628             4,628
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $68,561           $66,989
------------------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                                       $68,561           $66,989
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                                 $68,561           $66,989
------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

------------------------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                                       1998             1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $1,572            $1,166
Adjustments to reconcile net income to
   net cash used for operating activities:
Interest income earned on investment in U.S. Treasuries                             (1,610)             (850)
------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                   (38)              316
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                        0                 0
Maturities of investment securities                                                 31,361            29,140
Purchases of investment securities                                                 (34,449)          (29,052)
Restricted funds, net                                                                2,965              (260)
-------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (123)             (172)
-------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (161)              144
Cash and cash equivalents at beginning of year                                         243                78
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $82              $222
------------------------------------------------------------------------------------------------------------





                                    STATEMENTS OF CHANGES IN TRUST EQUITY
                                          SIX MONTHS ENDED JUNE 30

------------------------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                                     1998               1997
------------------------------------------------------------------------------------------------------------
Balance at  December 31                                                           $66,989            $65,504
Net income                                                                          1,572              1,166
------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30                                                                $68,561            $66,670
------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The June 30, 1998 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------

                                   JUNE 30, 1998                                  DECEMBER 31, 1997
                      ----------------------------------------          -------------------------------------

                          CARRYING                         FAIR          CARRYING                        FAIR
                             VALUE           COST         VALUE             VALUE          COST         VALUE
------------------------------------------------------------------------------------------------------------
U.S. Treasuries
   maturing within
   one year                $63,239        $63,239       $64,914           $58,541     $58,541      $60,182
-------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at June 30, 1998 and December 31, 1997, are $1,675 and $1,641, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:


-------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                     1998                1997
-------------------------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
     v. Continental Casualty                                                           $0              $2,965
Other                                                                                   3                   3
-------------------------------------------------------------------------------------------------------------

Total restricted funds                                                                 $3              $2,968
-------------------------------------------------------------------------------------------------------------


See Part II, Item 1., "Legal Proceedings," for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:

-------------------------------------------------------------------------------------------------------------
                                                                                 JUNE 30,        DECEMBER 31,
                                                                                     1998                1997
-------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp                                                                  $27                 $27
Global Bancorporation                                                                 582                 582
-------------------------------------------------------------------------------------------------------------

Total investments                                                                    $609                $609
-------------------------------------------------------------------------------------------------------------


The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At June 30, 1998 and December 31, 1997, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $497 and $137, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note . The Trust now holds an undivided interest in the property classified as real estate, which is valued at the January 2, 1990 fair market value, and a mortgage receivable. The Trust realized a long term gain of $81 on two 1996 sales of approximately two per cent of the real estate. The Trust has projected that later in 1998, a long term gain of $22 will be realized when the proceeds are collected on a sale of approximately one-half of one per cent of the real estate.

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

NOTE 11 - NOTIFICATION OF NASDAQ DELISTING

NASDAQ has notified the Trust that since the Trust is not in compliance with NASDAQ's minimum $1.00 bid price requirement, the Trust may be delisted from the SmallCap Market in early October of 1998. If by early October of 1998, the units of beneficial interest reflect a closing bid price of $1.00 or greater for ten consecutive trading days, the Trust will not be delisted. If the Trust is delisted, it is expected to trade on the Over the Counter Bulletin Board operated by NASDAQ.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $863 ($0.02 per unit) in the second quarter of 1998 and net income of $1,572 ($0.04 per unit) in the six-month period ended June 30, 1998, compared to net income of $828 ($0.02 per unit) and net income of $1,166 ($0.03 per unit) in the corresponding 1997 periods. The losses on dispositions of assets, net, reflect losses of $23 and $88 in the second quarter and six-month periods of 1998 and $2 and $96 in the respective 1997 periods attributable primarily to legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $935 and $1,802 in the second quarter and six months ended June 30, 1998, and $891 and $1,395 in the corresponding 1997 periods. The increase in the second quarter and six-month period of 1998 compared to 1997 was due primarily to the timing of the recognition of interest income. Administrative expenses were $49 and $142 for the second quarter and six months of 1998, compared with $61 and $133 for the comparable 1997 periods.

At June 30, 1998, the Trust had cash and cash equivalents and U. S. Treasury Bills of $63,321. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 28, 1998, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 1999, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

Reference is made to the information set forth above in Note 11 to the Trust's financial statements concerning the Notification of Delisting of the Trust's units from the NASDAQ SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 28, 1998.

     2. Exhibit 27 Financial Data Schedule.

(b) Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CITY INVESTING COMPANY LIQUIDATING TRUST


Date:    July 28, 1998                By:    LESTER J. MANTELL
                                             Trustee