Form 10-Q
period 1998-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1998-10-19
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended September 30, 1998

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Transition period from _______ to _______

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

Yes    X      No
     -----   ----

At September 30, 1998 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                           THIRD QUARTER            NINE MONTHS
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                    1998       1997        1998        1997
--------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net             $ 20       $(12)     $  (68)     $ (108)
Interest, dividend and other income                        852        840       2,654       2,235
--------------------------------------------------------------------------------------------------

Total income                                               872        828       2,586       2,127
Administrative expenses                                     38         55         180         188
--------------------------------------------------------------------------------------------------

NET INCOME                                                $834       $773      $2,406      $1,939
--------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                      $0.02      $0.02      $ 0.06      $ 0.05
--------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                       38,979     38,979      38,979      38,979
--------------------------------------------------------------------------------------------------


                                 Balance Sheets

--------------------------------------------------------------------------------------------------
                                                                        (UNAUDITED)
                                                                      SEPTEMBER 30,  DECEMBER 31,
($ IN THOUSANDS)                                                               1998          1997
--------------------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                                      $113          $243
U.S. Treasury Bills                                                          64,053        58,541
Restricted funds                                                                  3         2,968
Investments                                                                     609           609
Real estate                                                                   4,617         4,628
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                $69,395       $66,989
--------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                                $69,395       $66,989
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                          $69,395       $66,989
--------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                                           1998               1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $2,406             $1,939
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Gain on sale of real estate                                                                 (20)                 0
Interest income earned on investment in U.S. Treasuries                                  (2,444)            (1,621)
------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                        (58)               318
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                            31                  0
Maturities of U.S. Treasuries                                                            47,770             44,410
Purchases of U.S. Treasuries                                                            (50,838)           (44,127)
Restricted funds, net                                                                     2,965               (308)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                      (72)               (25)
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                       (130)               293
Cash and cash equivalents at beginning of year                                              243                 78
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $113               $371
-------------------------------------------------------------------------------------------------------------------



                      STATEMENT OF CHANGES IN TRUST EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                                           1998               1997
-------------------------------------------------------------------------------------------------------------------
Balance at  December 31                                                                 $66,989            $65,504
Net income                                                                                2,406              1,939
-------------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                 $69,395            $67,443
-------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The September 30, 1998 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

NOTE 2 - BASIS OF ACCOUNTING

The accompanying financial statements have been prepared on the basis of accounting used for Federal income tax purposes. Accordingly, certain revenue and the related assets are recognized when received rather than when earned; certain expenses are recognized when paid rather than when the obligation is incurred; and assets are reflected at their tax basis.

NOTE 3 - GAINS (LOSSES) ON DISPOSITIONS OF ASSETS

Gains (losses) on dispositions of assets, net, include settlement costs and legal fees attributable to the disposition of assets incurred in connection with the defense of litigation against the Trust.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasuries with maturities of less than one year and are carried at cost. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                     SEPTEMBER 30, 1998                                 DECEMBER 31, 1997
                            --------------------------------------          ---------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
                               VALUE           COST          VALUE              VALUE          COST           VALUE
-------------------------------------------------------------------------------------------------------------------
U.S. Treasuries
   maturing within
   one year                  $64,053        $64,053        $65,983            $58,541       $58,541         $60,182
-------------------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities, at September 30, 1998 and December 31, 1997, are $1,930 and $1,641, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds represent funds held in escrow in connection with the following:

-------------------------------------------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                          1998                 1997
-------------------------------------------------------------------------------------------------------------------
City Investing Company Liquidating Trust
     v. Continental Casualty                                                                $0               $2,965
Other                                                                                        3                    3
-------------------------------------------------------------------------------------------------------------------

Total restricted funds                                                                      $3               $2,968
-------------------------------------------------------------------------------------------------------------------

See Part II, Item 1. "Legal Proceedings" for further information.

NOTE 7 - INVESTMENTS

Investments are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                          1998                 1997
-------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                     $ 27                 $ 27
Global Bancorporation                                                                      582                  582
-------------------------------------------------------------------------------------------------------------------

Total investments                                                                         $609                $ 609
------------------------------------------------------------------------------------------------------------------

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At September 30, 1998 and December 31, 1997, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $155 and $137, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. The Trust now holds an undivided interest in the property classified as real estate, which is valued at the January 2, 1990 fair market value. The Trust realized a long term gain of $81 on two 1996 sales of approximately two per cent of the real estate. The Trust realized a long term gain of $20 on a sale of approximately one-half of one per cent of the real estate during the third quarter of 1998.

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

NOTE 11 - NASDAQ LISTING

The Trust has come into compliance with NASDAQ's minimum $1.00 bid price requirement, as the units traded at a closing bid price of $1.00 or greater for more than ten consecutive trading days in August.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $834 ($0.02 per unit) in the third quarter of 1998 and net income of $2,406 ($0.06 per unit) in the nine-month period ended September 30, 1998, compared with $773 ($0.02 per unit) and a net income of $1,939 ($0.05 per unit) in the corresponding 1997 periods. In the third quarter of 1998, a gain on disposition of assets of $20 was attributable to the sale of approximately one-half of one per cent of the Trust's real estate. The losses on dispositions of assets, net, reflect losses of $68 in the nine-month period of 1998; $12 in the third quarter of 1997; and $108 in the nine-month period of 1997 attributable primarily to legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $852 and $2,654 in the third quarter and nine months ended September 30, 1998, and $840 and $2,235 in the corresponding 1997 periods. The primary reason for the increase in net income and income from investment securities for the third quarter and nine-month periods was due to the timing of the recognition of interest income. Administrative expenses were $38 and $180 for the third quarter and nine months of 1998, compared with $55 and $188 for the comparable 1997 periods.

At September 30, 1998, the Trust had cash and cash equivalents and U. S. Treasury Bills of $64,166. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997 and Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. Plaintiffs are owners of lots and houses who have instituted this putative class action as members of the North Port Out-Of-State Lot Owners' Association on behalf of all persons who purchased lots or houses from General Development Corporation ("GDC").

The action has been filed in the U.S. District Court for the District of New Jersey. An amended complaint filed in May 1991 names as defendants AmBase Corporation ("AmBase"), the Trust, The Home Insurance Company, Carteret Savings Bank, and certain individual former and current directors and officers of AmBase and City and trustees of the Trust, and certain financial institutions. The amended complaint contains eight counts and pleads RICO and securities law violations, as well as state common law causes of action for breach of contract, fraud, negligence and negligent misrepresentation. Equitable and injunctive relief is sought, as well as damages.

On August 31, 1998, the United States Court of Appeals affirmed dismissal of this case. Plaintiffs can seek review of the Circuit Court's decision by the Supreme Court any time before November 30, 1998. Pending final resolution of this appeal, the Trust is unable to make any dividend payments or liquidation distributions without further judicial action. For information concerning other restrictions on dividend payments or liquidating distributions, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     1.  Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY INVESTING COMPANY LIQUIDATING TRUST



Date: October 16, 1998                By:  /s/ Lester J. Mantell
                                          --------------------------------------
                                               Lester J. Mantell, Trustee