Form 10-K405
period 1998-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1999-02-17
CIK 778171

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


      [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

                          Units of Beneficial Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---


At December 31, 1998, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.28 per Unit was approximately $49.9 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 1998. Wrapped around this report is the February 9, 1999 tax letter, pages A through D, that provides 1998 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 1998 tax consequences.

The Trust has posted on its web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements for 1999 will be available on the Trust's world wide web site no later than May 15, August 15, and November 15.

The Rolo and Tenerelli litigation was dismissed in 1998 without liability to the Trust or any of the other defendants. As we stated in our 1997 report, the Trust settled its liability in the Continental Casualty litigation in December 1997 by a payment of $1,150,000 to the Florida Department of Revenue. During the first quarter of 1998, the Trust received $3,021,000 representing the balance of the escrow. During 1998, the Trust's cash and cash equivalents, investment securities and restricted funds increased by $3,175,000 to $64,927,000. The major assets held by the Trust at this time are investments in U.S. Treasuries with original maturities within one year of purchase. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

Since the Trust was created, the Trust's objectives have been and continue to be maximizing the return to its Unit Holders and completing the liquidation of all assets and liabilities as efficaciously as possible. We have initiated discussions with a major property and casualty insurer concerning coverage of the Trust's exposure to possible claims by the United States Environmental Protection Agency with respect to certain Superfund Sites. If those claims can be adequately insured at a reasonable cost, a significant impediment to a final distribution of Trust assets will have been eliminated.

Cordially,

Geo. T. Scharffenberger     Eben W. Pyne      Lester J. Mantell
        Trustee                Trustee             Trustee

February 9, 1999

For all information about UNIT HOLDINGS:

        UNITS HELD IN STREET NAME, please communicate with your bank or broker.

        REGISTERED UNIT HOLDERS, please communicate with ChaseMellon Shareholder Services, transfer agent for City Investing Company Liquidating Trust, at:

               telephone:             1-800-851-9677
               write to:              ChaseMellon Shareholder Services
                                      P.O. Box 3315, South Hackensack, NJ 07606
               world wide web site:   http://www.chasemellon.com

        For current FINANCIAL AND TAX INFORMATION, please go to the Trust's world wide web site:

                                      http://www.cnvlz.com

        For all OTHER INFORMATION, please communicate with us at:

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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. The existence of the contingent liabilities referred to in Note 7 to the Trusts's Financial Statements will affect the timing of future distributions of Trust assets, see Item 8-Note 7, 'Litigation and Other Contingent Liabilities'.

On July 28, 1998, the Trustees extended the time limit of the Trust's existence to September 25, 1999 from September 25, 1998 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

ITEM 3. LEGAL PROCEEDINGS

Prior to and after its liquidation, City was named as a party in various litigations that pursuant to the Trust Agreement were assumed and became the responsibility of the Trust. On November 30, 1998 the time for plaintiffs to seek review of the decision by the United States Court of Appeals for the Third Circuit dismissing the litigation entitled Rolo and Tenerelli v. City Investing Company Liquidating Trust, et al. expired. As a result, this litigation has terminated without liability to the Trust or any of the other defendants. For a description of litigation and claims currently pending or threatened which affect the Trust, see Item 8-Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade as a regular National Association of Securities Dealers Automated Quotation security and appear daily in the list entitled Small Capitalization Issues, with the symbol CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows-http://www.nasdaq-amex.com. The high and low prices for the Units during 1998 and 1997 were as follows:

------------------------------------------------------------------------------------------
                                                  1998                      1997
                                                  ----                      ----
                                           HIGH          LOW         HIGH          LOW
------------------------------------------------------------------------------------------

First Quarter                            $    1.06    $    0.88    $    1.10    $    0.94

Second Quarter                                1.06         0.91         1.06         0.94

Third Quarter                                 1.34         0.91         0.99         0.92

Fourth Quarter                                1.38         1.06         1.05         0.81
------------------------------------------------------------------------------------------

As of December 31, 1998, there were approximately 14,000 holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 1998 or 1997.

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

ITEM 6. SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------
                                                               YEARS ENDED DECEMBER 31
                                                               -----------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)         1998         1997         1996         1995         1994
-----------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net            $(66)     $(1,265)       $(834)       $(645)       $(491)

Interest, dividend and other income             3,535        3,071        4,210        1,597        1,247

Net income                                      3,164        1,485        2,947          452          267

Net income per unit                                 0.08         0.04         0.08         0.01         0.01

Total assets                                   70,153       66,989       65,504       62,792       62,340

Book value per unit                                 1.80         1.72         1.68         1.61         1.59

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $3,164,000 ($0.08 per unit) in 1998 compared with $1,485,000 ($0.04 per unit) in 1997 and $2,947,000 ($0.08 per unit) in
1996. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

During 1998, a gain on disposition of assets of $20,000 was attributable to the sale of approximately one-half of one per cent of the Trust's real estate. In 1997, the net losses on the disposition of assets of $1,265,000 consisted principally of the Continental Casualty Co. settlement of $1,150,000 which was paid from escrow on December 2, 1997. During the first quarter of 1998, the Trust received $3,021,000 representing the balance of the escrow. A settlement of $550,000 was paid from the Tapken v. Brown, et al. escrow in November 1996. The remaining losses on the disposition of assets of $86,000 in 1998, compared to $115,000 in 1997 and $284,000 in 1996 consisted principally of legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income of $3,535,000 in 1998, $3,071,000 in 1997 and $4,210,000 in 1996, was principally derived from interest earned on investment securities. The variation in the amounts of interest income was primarily due to the timing of interest received on U.S. Treasuries.

Administrative expenses were $305,000 in 1998, $321,000 in 1997, and $429,000 in 1996. The lower level of administrative expenses in 1998 compared to 1997 and 1996 is primarily due to a reduction in costs of administration of the Trust.

At December 31, 1998, the Trust had cash and cash equivalents, investment securities and restricted funds of $64,927,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

An evaluation of the Trust's current computer systems, software and suppliers has been performed, revealing that the Trust has no meaningful Year 2000 Issue. The Year 2000 issue is the result of computer programs having been written using two digit dates rather than four to define an applicable year, which could result in system failures or miscalculations causing disruptions in the operations of the Trust and its suppliers. While the Trust believes the overall risks associated with Year 2000 Issue have been adequately addressed, there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Trust and its operations.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8-Note 8 to the financial statements herein.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 1998 and 1997, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1998 and 1997, and its income and expenses and its cash flows for each of the years in the three-year period ended December 31, 1998, on the basis of accounting referred to above.

KPMG LLP
New York, New York
January 25, 1999

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                           1998             1997             1996
-----------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                              $(66)         $(1,265)           $(834)
Interest, dividend and other income                               3,535            3,071            4,210
-----------------------------------------------------------------------------------------------------------
Total income                                                      3,469            1,806            3,376
Administrative expenses                                             305              321              429
-----------------------------------------------------------------------------------------------------------
NET INCOME                                                       $3,164           $1,485           $2,947
-----------------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                                  $0.08            $0.04            $0.08
-----------------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                                38,979           38,979           38,979
-----------------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

----------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                 1998             1997
----------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                           $87             $243
Investment securities                                            64,837           58,541
Restricted funds                                                      3            2,968
Investments                                                         609              609
Real estate                                                       4,617            4,628
----------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $70,153          $66,989
----------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                    $70,153          $66,989
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                              $70,153          $66,989
----------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

--------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                     1998             1997             1996
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $3,164           $1,485           $2,947
Adjustments to reconcile net income to net cash used for
  operating activities:
Gain on sale of real estate                                             (20)               0              (81)
Interest income earned on investment in U.S. Treasuries              (3,271)          (2,377)          (3,769)
--------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                 (127)            (892)            (903)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                                  64,210           58,815           70,699
Purchases of investment securities                                  (67,235)         (58,541)         (70,579)
Restricted funds                                                      2,965              783              462
Proceeds from sale of real estate                                        31                0              128
Other, net                                                                0                0               54
--------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                    (29)           1,057              764
--------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (156)             165             (139)
Cash and cash equivalents at beginning of year                          243               78              217
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $87             $243              $78
--------------------------------------------------------------------------------------------------------------


                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

--------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                     1998             1997             1996
--------------------------------------------------------------------------------------------------------------
Balance at beginning of year                                        $66,989          $65,504          $62,557
Net income                                                            3,164            1,485            2,947
--------------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                              $70,153          $66,989          $65,504
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, on September 7, 1988, April 23, 1990, September 2, 1992, June 16, 1994, June 27, 1996, and July 28, 1998, the Trustees extended the time limit of the Trust's existence to September 25, 1990, September 25, 1992, September 25, 1994, September 25, 1996, September 25, 1998, and then to, September 25, 1999, respectively.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Gains (losses) on dispositions of assets: Gains (losses) on dispositions of assets, net, includes settlement costs and legal fees attributable to the disposition of assets incurred in connection with the defense of litigation against the Trust.

Net income per unit: Net income per unit is calculated by dividing net income of the Trust by the number of outstanding Units of Beneficial Interest.

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 1998 and December 31, 1997 consist of U.S. Treasuries with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices.


Investment securities at December 31, consist of the following:

--------------------------------------------------------------------------------------------------
                                           1998                                 1997
                             ------------------------------       --------------------------------
                             CARRYING                  FAIR       CARRYING                  FAIR
($ IN THOUSANDS)              VALUE        COST        VALUE       VALUE        COST        VALUE
--------------------------------------------------------------------------------------------------
U.S. Treasuries
  maturing within one year   $64,837      $64,837     $66,621     $58,541      $58,541     $60,182
--------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at December 31, consist of the following:

--------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                        1998                1997
--------------------------------------------------------------------------------------------------
Gross unrealized gains                                                 $1,784              $1,641
--------------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 1998, represents a rent deposit of $3,000. At December 31, 1997, restricted funds consisted of funds held in escrow in connection with City Investing Company Liquidating Trust v. Continental Casualty Co. of $2,965,000 and a rent deposit of $3,000.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

--------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                     1998                1997
--------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                 $27                 $27
Global Bancorporation                                                                 582                 582
--------------------------------------------------------------------------------------------------------------
Total investments                                                                    $609                $609
--------------------------------------------------------------------------------------------------------------

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At December 31, 1998 and 1997, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $176,000 and $137,000, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - REAL ESTATE

Prior to January 2, 1990 the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ('Texas City') in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990 the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. The Trust now holds an undivided interest in the property classified as real estate, which is valued at the January 2, 1990 fair market value. The Trust realized a long term gain of $81,000 on two 1996 sales of approximately two per cent of the real estate.

The Trust realized a long term gain of $20,000 on a sale of approximately one-half of one per cent of the real estate during the third quarter of 1998. During 1998, a Geophysical Option Agreement was executed to sell oil and gas leases on the property. The Agreement provided the Trust with $87,000 of income and, unless exercised, will expire April 14, 1999.

On October 27, 1998, $47,000 allocable to the Trust was paid into escrow in accordance with an Earnest Money Contract. The Contract provides that certain prospective buyers have until February 23, 1999, to purchase all of the remaining real estate at a price which would result in the Trust's receipt of approximately $6.8 million. The Contract was amended in February 1999, whereby the purchasers are obligated to pay into escrow an additional $70,000, allocable to the Trust. If the prospective purchasers do not pay the $70,000 into escrow by March 10, 1999, the $47,000 currently in escrow will be forfeited to the Trust. The amended contract also provides the prospective buyers with the option to extend the expiration of the Contract through October 23, 1999. If the property is not purchased by the prospective buyers, for each thirty-day extension of the option after February 23, 1999, the Trust would be entitled to a non-refundable fee of $12,000 a month.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues described below:

Marina Pacifica: Environmental Protection Agency Claim. Marina Pacifica, a California limited partnership whose general partner was a former subsidiary of City, was notified on November 4, 1987, by the United States Environmental Protection Agency (the 'EPA'), that it was deemed a potentially responsible party ('PRP') with respect to the Operating Industries, Inc. Superfund Site (the 'Site') in Monterey, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986. Marina Pacifica was in the business of developing and selling condominiums. Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities allegedly were disposed of at the Site. The EPA has documented the release or threatened release of hazardous substances at the Site and has taken actions to control the release of these substances at the Site. The EPA identified three initial stages of remedial action for the Site, the Records of Decision for which were signed in July 1987, November 1987, September 1988 and amended in September 1990. The EPA has estimated the aggregate cost of these initial stages of remediation at $287 million. In September 1996, the EPA issued a Record of Decision specifying final remedial measures for the Site.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Income Tax Matters. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of income tax returns of City filed with respect to periods ending on or before September 25, 1985. One of these issues is currently pending before the Tax Court of the United States. These issues, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure.

Lease Commitment. The Trust leases office space on a month-to-month basis with a monthly rental payment of $2,000. Rent expense was $17,000 in 1998, $14,000 in 1997, and $13,000 in 1996.

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The existence of the contingent liabilities referred to in Note 7 will affect the timing of future distributions of Trust assets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The Trustees of the Trust are Geo. T. Scharffenberger, Eben W. Pyne and Lester
J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. There are no family relationships between the Trustees.

Geo T. Scharffenberger (79) was a director and Chairman of the Board of AmBase Corporation until January 26, 1993. Mr. Scharffenberger was formerly Chairman and a director of City and served as City's Chief Executive Officer from 1966 until May 1985.

Eben W. Pyne (81) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He was also a director of City.

Lester J. Mantell (61) was an Assistant Vice President -- Tax of AmBase Corporation from April 1995 to December 1996. He served as the Executive Vice President, Chief Financial Officer and Treasurer of AmBase Corporation from October 1994 to January 1995 and as Senior Vice President -- Tax of AmBase Corporation from April 1993 to October 1994.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 5 to Schedule 13D of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of September 11, 1992, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of February 8, 1999, and from Amendment No. 1 to
Schedule 13G as filed with the SEC by Franklin Resources, Inc. (purchased from Heine Securities Corp.) as of January 27, 1999.


--------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                                                OWNED        OF CLASS
--------------------------------------------------------------------------------------------------------------
GOLDMAN, SACHS & CO.                                                                  12,615,564      32.3%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, L.L.C.                                                   11,219,829      28.8%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111

FRANKLIN RESOURCES, INC.                                                               6,498,109      16.7%
777 Mariners Island Blvd., San Mateo, CA 94403
-------------------------------------------------------------------------------------------------------------
TOTALS                                                                                30,333,502      77.8%
-------------------------------------------------------------------------------------------------------------


The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 13, 1999.

--------------------------------------------------------------------------------------------------------------
                                                                                        UNITS
                                                                                     BENEFICIALLY       %
NAMES OF BENEFICIAL OWNERS                                                              OWNED        OF CLASS
--------------------------------------------------------------------------------------------------------------
Eben W. Pyne                                                                             1,000         *

Lester J. Mantell                                                                       --             --

Geo. T. Scharffenberger                                                                 --             --

Trustees as a group (three)                                                              1,000         *
--------------------------------------------------------------------------------------------------------------

* Represents less than one quarter of 1% of the class.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                                             Page

(a)      Documents Filed as Part of This Report:

         1.     Index to Financial Statements:
                Independent Auditors' Report.................................................................   5
                Statements of Operations.....................................................................   6
                Balance Sheets...............................................................................   6
                Statements of Cash Flows.....................................................................   7
                Statements of Changes in Trust Equity........................................................   7
                Notes to Financial Statements................................................................   8

         2.     Index to Financial Statement Schedules:
                Not applicable

         3.     Exhibits:
         2.     Plan of Complete Liquidation and Dissolution of City Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21, 1984).
         3.     Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing
                Company and Geo. T. Scharffenberger, Eben W. Pyne and Lester J. Mantell, as Trustees,
                together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988
                (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form
                10-Q for the quarter ended September 30, 1988), as amended on April 23, 1990 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the
                quarter ended September 30, 1990), as amended on September 2, 1992 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended
                September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July
                28, 1998 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating
                Trust Form 10-Q for the quarter ended June 30, 1998).
         3a.    Specimen certificate representing Units of Beneficial Interest in City Investing Company
                Liquidating Trust (certificate formerly representing shares of Common Stock of City Investing
                Company, showing legends to be placed on certificates when issued from time to time upon transfer of Units of Beneficial Interest) (incorporated by reference to Exhibit 3.4 of City
                Investing Company Liquidating Trust Form 8-B filed with the Commission on September 25,
                1985).

         Copies of Exhibits will be provided upon written request to the Trust.

(b)      Form 8-K
         The Trust was not required to file a report on Form 8-K during the quarter ended December 31, 1998.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of February 1999.


CITY INVESTING COMPANY LIQUIDATING TRUST


LESTER J. MANTELL
Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 9th day of February 1999.


A majority of the Trustees:


GEO. T. SCHARFFENBERGER
Trustee


EBEN W. PYNE
Trustee


LESTER J. MANTELL
Trustee

--------------------------------------------------------------------------------
CITY INVESTING COMPANY LIQUIDATING TRUST  Fed. I.D. #13-6859211 February 9, 1999

                    1998 U.S. FEDERAL INCOME TAX INFORMATION

     This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 1998. You should use this information in preparing your 1998 U.S. Federal income tax return.

     If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and (iii) did not dispose of any Units in 1998, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit [Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

     If you (i) disposed of Units in 1998, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

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
               write to:         ChaseMellon Shareholder Services
                                 P.O. Box 3315
                                 South Hackensack, N.J. 07606
               web site:         http://www.chasemellon.com

        For current FINANCIAL (10K & 10Q) AND TAX INFORMATION, please go to our world wide web site:

                                 http://www.cnvlz.com

        For all OTHER INFORMATION please communicate with us at:

               write to:         CITY INVESTING COMPANY LIQUIDATING TRUST
                                 99 University Place, 7th floor, New York, NY 10003-4528
               telephone:        212-473-1918
               fax:              212-473-3927
               e-mail:           mantell@cnvlz.com


                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                            I                                              II
                                                   TOTAL IF HELD FROM
                                                    JANUARY 1 THROUGH
                                                       DECEMBER 31                                     JANUARY
                                        --------------------------------------------------------------------------------------------
                                            A        x         B        =        C           A      x         B      =        C
TAX ITEM:*                                AMOUNT                                            AMOUNT
                                           PER               NO. OF           TAXABLE       PER             NO. OF         TAXABLE
                                          UNIT       x       UNITS      =     AMOUNT#       UNIT    x       UNITS    =     AMOUNT[d]
                                        --------------------------------------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations        0.085406    x                  =                 0.000158  x                =
      b) All Other                       0.000062    x                  =                 0.000000  x                =
      c) Total Interest Income (1a+1b)   0.085468    x                  =                 0.000158  x                =
2.    Dividend Income                    0.000178    x                  =                 0.000026  x                =
3.    Net Short-Term Capital
      Gain/(Loss):                       0.000000    x                  =                 0.000000  x                =
4.    Net Long-Term Capital
      Gain/(Loss):                      (0.001696)   x                  =                (0.000174) x                =
5.    Miscellaneous Income               0.005046    x                  =                 0.000879  x                =
6.    Trust Expenses                     0.007819    x                  =                 0.001057  x                =
7.    Adjustment to Basis Tax Items
      (1c+2+3+4+5-6)                     0.081177    x                  =                (0.000168) x                =


                                                                      III


                                                                    FEBRUARY
                                               ----------------------------------------------------
TAX ITEM:*                                         A           x         B        =        C
                                                 AMOUNT
                                                  PER                  NO. OF           TAXABLE
                                                  UNIT         x       UNITS      =     AMOUNT[d]
                                               ----------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations               0.020221       x                  =
      b) All Other                              0.000017       x                  =
      c) Total Interest Income (1a+1b)          0.020238       x                  =
2.    Dividend Income                           0.000055       x                  =
3.    Net Short-Term Capital
      Gain/(Loss):                              0.000000       x                  =
4.    Net Long-Term Capital
      Gain/(Loss):                             (0.001494)      x                  =
5.    Miscellaneous Income                      0.000627       x                  =
6.    Trust Expenses                            0.000737       x                  =
7.    Adjustment to Basis Tax Items
      (1c+2+3+4+5-6)                            0.018689       x                  =

                                                         VIII                                              IX


                                                         JULY                                           AUGUST
                                        --------------------------------------------------------------------------------------------
                                            A        x         B        =        C           A      x         B      =        C
TAX ITEM:*                                AMOUNT                                            AMOUNT
                                           PER               NO. OF           TAXABLE       PER             NO. OF         TAXABLE
                                          UNIT       x       UNITS      =     AMOUNT[d]     UNIT    x       UNITS    =     AMOUNT[d]
                                        --------------------------------------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations         0.000000   x                  =                0.021407   x                =
      b) All Other                        0.000000   x                  =                0.000017   x                =
      c) Total Interest Income (1a+1b)    0.000000   x                  =                0.021424   x                =
2.    Dividend Income                     0.000008   x                  =                0.000006   x                =
3.    Net Short-Term Capital
      Gain/(Loss):                        0.000000   x                  =                0.000000   x                =
4.    Net Long-Term Capital
      Gain/(Loss):                        0.000000   x                  =                0.000000   x                =
5.    Miscellaneous Income                0.000126   x                  =                0.000197   x                =
6.    Trust Expenses                      0.000458   x                  =                0.000262   x                =
7.    Adjustment to Basis
      Tax Items (1c+2+3+4+5-6)           (0.000324)  x                  =                0.021365   x                =


                                                          X


                                                      SEPTEMBER
                                        -------------------------------------------------

                                            A        x         B        =        C
TAX ITEM:*                                AMOUNT
                                           PER               NO. OF           TAXABLE
                                          UNIT       x       UNITS      =     AMOUNT[d]
                                        -------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations         0.000000   x                  =
      b) All Other                        0.000005   x                  =
      c) Total Interest Income (1a+1b)    0.000005   x                  =
2.    Dividend Income                     0.000010   x                  =
3.    Net Short-Term Capital
      Gain/(Loss):                        0.000000   x                  =
4.    Net Long-Term Capital
      Gain/(Loss):                        0.000509   x                  =
5.    Miscellaneous Income                0.000095   x                  =
6.    Trust Expenses                      0.000244   x                  =
7.    Adjustment to Basis
      Tax Items (1c+2+3+4+5-6)            0.000375   x                  =



------------------

* The Trust Tax Items for 1998 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 1998 U.S. Federal income tax return.

# Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 1998.

[d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.

! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.


                                      -B-

SCHEDULE OF 1998 U.S. FEDERAL TAX ITEMS

                           IV                                                    V


                          MARCH                                                APRIL
-------------------------------------------------------------------------------------------------------------
        A            x         B        =        C           A            x         B        =        C
     AMOUNT                                               AMOUNT
       PER                   NO. OF           TAXABLE       PER                   NO. OF           TAXABLE
      UNIT           x       UNITS      =     AMOUNT[d]    UNIT           x       UNITS      =     AMOUNT[d]
-------------------------------------------------------------------------------------------------------------

     0.000054        x                  =                 0.000000        x                  =
     0.000006        x                  =                 0.000000        x                  =
     0.000060        x                  =                 0.000000        x                  =
     0.000010        x                  =                 0.000007        x                  =

     0.000000        x                  =                 0.000000        x                  =

    (0.000005)       x                  =                (0.000218)       x                  =
     0.000195        x                  =                 0.000159        x                  =
     0.000595        x                  =                 0.000468        x                  =

    (0.000335)       x                  =                (0.000520)       x                  =


                          VI                                                  VII


                          MAY                                                JUNE
-------------------------------------------------------------------------------------------------------------
       A           x         B        =        C           A            x         B        =        C
     AMOUNT                                             AMOUNT
      PER                  NO. OF           TAXABLE       PER                   NO. OF           TAXABLE
      UNIT         x       UNITS      =     AMOUNT[d]    UNIT           x       UNITS      =     AMOUNT[d]
-------------------------------------------------------------------------------------------------------------

    0.022363       x                  =                 0.000000        x                  =
    0.000017       x                  =                 0.000000        x                  =
    0.022380       x                  =                 0.000000        x                  =
    0.000007       x                  =                 0.000010        x                  =

    0.000000       x                  =                 0.000000        x                  =

   (0.000358)      x                  =                 0.000000        x                  =
    0.001278       x                  =                 0.000124        x                  =
    0.000216       x                  =                 0.000579        x                  =

    0.023091       x                  =                (0.000445)       x                  =

                                    XI                                                   XII


                                 OCTOBER                                               NOVEMBER
---------------------------------------------------------------------------------------------------------------
       A            x         B        =        C            A            x         B        =        C
     AMOUNT                                                AMOUNT
       PER                   NO. OF           TAXABLE        PER                   NO. OF           TAXABLE
      UNIT          x        UNITS     =     AMOUNT[d]      UNIT          x        UNITS     =     AMOUNT[d]
---------------------------------------------------------------------------------------------------------------
                                                                                   <C >

    0.021203        x                  =                  0.000000        x                  =
    0.000000        x                  =                  0.000000        x                  =
    0.021203        x                  =                  0.000000        x                  =
    0.000022        x                  =                  0.000008        x                  =

    0.000000        x                  =                  0.000000        x                  =

   (0.000036)       x                  =                  0.000080        x                  =
    0.000092        x                  =                  0.000000        x                  =
    0.000541        x                  =                  0.002069        x                  =

    0.020740        x                  =                 (0.001981)       x                  =

                                                                   ---------------------------
                          XIII                                                 XIV
                                                                     TOTAL IF HELD ON SOME,
                                                                           BUT NOT ALL,
                        DECEMBER                                     FIRST DAYS OF EACH MONTH
----------------------------------------------------------------------------------------------
                                                                   IIC + IIIC + IVC + VC +VIC+
       A           x         B        =        C                       VIIC + VIIIC + IXC +
     AMOUNT
      PER                  NO. OF           TAXABLE                  XC + XIC + XIIC + XIIIC
      UNIT         x       UNITS      =     AMOUNT[d]                    TAXABLE AMOUNT!
-----------------------------------------------------------------------------------------------

    0.000000       x                  =
    0.000000       x                  =
    0.000000       x                  =
    0.000009       x                  =

    0.000000       x                  =

    0.000000       x                  =
    0.001274       x                  =
    0.000593       x                  =

    0.000690       x                  =


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

November 26, 1985



                                      -D-





                       STATEMENT OF DIFFERENCES


The degree symbol shall be expressed as......................................[d]