Form 10-Q
period 1999-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 1999-04-21
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition period from __________ to __________


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

Yes    X      No
     -----        -----

At March 31, 1999 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


================================================================================

($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  1999               1998
================================================================================
Losses on dispositions of assets, net               $    (13)          $    (65)
Interest, dividend and other income                      786                867
--------------------------------------------------------------------------------

Total income                                             773                802
Administrative expenses                                   86                 93
--------------------------------------------------------------------------------

NET INCOME                                          $    687           $    709
--------------------------------------------------------------------------------

NET INCOME PER UNIT                                 $   0.02           $   0.02
================================================================================

OUTSTANDING UNITS                                     38,979             38,979
================================================================================


                                 BALANCE SHEETS

================================================================================
                                                  (UNAUDITED)
                                                    MARCH 31,        DECEMBER 31,
($ IN THOUSANDS)                                        1999               1998
================================================================================
ASSETS
Cash and cash equivalents                           $     16           $     87
U.S. Treasury Bills                                   65,595             64,837
Restricted funds                                           3                  3
Investments                                              609                609
Real estate                                            4,617              4,617
--------------------------------------------------------------------------------

TOTAL ASSETS                                        $ 70,840           $ 70,153
================================================================================

LIABILITIES AND TRUST EQUITY
Trust equity                                        $ 70,840           $ 70,153
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                  $ 70,840           $ 70,153
================================================================================


See accompanying notes to financial statements.

                         CITY INVESTING COMPANY LIQUIDATING TRUST
                                 STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31
                                        (UNAUDITED)

===========================================================================================

($ IN THOUSANDS)                                                    1999              1998
===========================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $    687          $    709
Adjustments to reconcile net income to net cash
  used for operating activities:
Interest income earned on investment in U.S. Treasuries             (742)             (738)
-------------------------------------------------------------------------------------------
Net cash used for operating activities                               (55)              (29)
-------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of U.S. Treasuries                                     16,393            14,952
Purchases of U.S. Treasuries                                     (16,409)          (18,050)
Restricted funds                                                       0             2,965
-------------------------------------------------------------------------------------------
Net cash used for investing activities                               (16)             (133)
-------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                            (71)             (162)
Cash and cash equivalents at beginning of year                        87               243
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     16          $     81
===========================================================================================


                      STATEMENTS OF CHANGES IN TRUST EQUITY
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)

===========================================================================================

($ IN THOUSANDS)                                                    1999              1998
===========================================================================================
Balance at December 31                                          $ 70,153          $ 66,989
Net income                                                           687               709
-------------------------------------------------------------------------------------------

BALANCE AT MARCH 31                                             $ 70,840          $ 67,698
===========================================================================================


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


NOTE 1 - ORGANIZATION

The March 31, 1999 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.


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


NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


====================================================================================================================

                                        MARCH 31, 1999                                      DECEMBER 31, 1998
                            --------------------------------------           ---------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
($ IN THOUSANDS)               VALUE           COST          VALUE              VALUE           COST          VALUE
====================================================================================================================
U.S. Treasury Bills
   maturing within
   one year                  $65,595        $65,595        $67,313            $64,837        $64,837        $66,621
====================================================================================================================


The gross unrealized gains on investment securities, at March 31, 1999 and December 31, 1998, were $1,718 and $1,784, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)


NOTE 6 - RESTRICTED FUNDS

Restricted funds at March 31, 1999 and December 31, 1998 represent a rent deposit of $3.


NOTE 7 - INVESTMENTS

Investments are as follows:

=======================================================================
                                       MARCH 31,         DECEMBER 31,
($ IN THOUSANDS)                            1999                 1998
=======================================================================
Oklahoma Energy Corp.                        $27                  $27
Global Bancorporation                        582                  582
-----------------------------------------------------------------------

Total investments                           $609                 $609
=======================================================================

The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At March 31, 1999 and December 31, 1998, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $188 and $176, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20.


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

During 1998, a Geophysical Option Agreement was executed to sell oil and gas leases on the property. The Agreement provided the Trust with $87 of income. In April 1999, 212 acres were leased and the Trust received an additional $14.

On October 27, 1998, $47 allocable to the Trust was paid into escrow in accordance with an Earnest Money Contract. The Contract, which has been amended twice, currently permits a closing as late as October 23, 1999, at which 37 per cent of the acreage would be purchased for $2,643 cash allocable to the Trust. With respect to the remaining acreage, the contract provides for a cash down payment of approximately $468 allocable to the Trust, and a non-recourse promissory note of $3,667 allocable to the Trust payable in five annual installments at 8 percent interest.

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

Lease Commitment. The Trust leases office space on a month-to-month basis with a monthly rental payment of $2.


NOTE 10 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

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

The Trust recorded net income of $687 ($0.02 per unit) in the quarter ended March 31, 1999, compared to net income of $709 ($0.02 per unit) in the first quarter of 1998. The losses on the dispositions of assets, net, reflect losses of $13 in the first quarter of 1999 and $65 in the first quarter of 1998 attributable to legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $786 in the first quarter of 1999, compared with $867 in the first quarter of 1998. The decrease in the 1999 period was due to the decrease in yield on investment securities compared to the 1998 period. Administrative expenses were $86 and $93 in the first quarters of 1999 and 1998, respectively.

At March 31, 1999, the Trust had cash and cash equivalents and U. S. Treasury Bills of $65,611. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 is incorporated by reference herein. There have been no material developments in such legal proceedings subsequent to the date of that information.


ITEM 2. CHANGES IN SECURITIES

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITY INVESTING COMPANY LIQUIDATING TRUST



Date:  April 20, 1999              By:  LESTER J. MANTELL
                                        Trustee