Form 10-Q
period 1999-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1999-07-16
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


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


At June 30, 1999 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

====================================================================================================================

                                                           SECOND QUARTER                         SIX MONTHS
$ IN THOUSANDS, EXCEPT PER UNIT DATA)                   1999             1998              1999                1998
====================================================================================================================
Losses on dispositions of assets, net                   ($16)            ($23)             ($29)              ($88)
Interest, dividend and other income                      829              935             1,615              1,802
--------------------------------------------------------------------------------------------------------------------

Total income                                             813              912             1,586              1,714
Administrative expenses                                   54               49               140                142
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                              $759             $863            $1,446             $1,572
====================================================================================================================

NET INCOME PER UNIT                                    $0.02            $0.02             $0.04             $ 0.04
====================================================================================================================

OUTSTANDING UNITS                                     38,979           38,979            38,979             38,979
====================================================================================================================


                                 BALANCE SHEETS

====================================================================================================================

                                                                                    (UNAUDITED)
                                                                                        JUNE 30,       DECEMBER 31,
($ IN THOUSANDS)                                                                           1999               1998
====================================================================================================================
ASSETS
Cash and cash equivalents                                                                   $36                $87
U.S. Treasury Bills                                                                      66,333             64,837
Restricted funds                                                                              4                  3
Investments                                                                                 609                609
Real estate                                                                               4,617              4,617
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $71,599            $70,153
====================================================================================================================

LIABILITIES AND TRUST EQUITY
Trust equity                                                                            $71,599            $70,153
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                                      $71,599            $70,153
====================================================================================================================


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

====================================================================================================================

($ IN THOUSANDS)                                                                           1999               1998
====================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $1,446             $1,572
Adjustments to reconcile net income to
   net cash used for operating activities:
Interest income earned on investment in U.S. Treasuries                                  (1,545)            (1,610)
--------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                      (99)               (38)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                                                      33,595             31,361
Purchases of investment securities                                                      (33,546)           (34,449)
Restricted funds                                                                             (1)             2,965
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                         48               (123)
--------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (51)              (161)
Cash and cash equivalents at beginning of year                                               87                243
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $36                $82
====================================================================================================================


                      STATEMENTS OF CHANGES IN TRUST EQUITY
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

====================================================================================================================

($ IN THOUSANDS)                                                                           1999               1998
====================================================================================================================
Balance at  December 31                                                                 $70,153            $66,989
Net income                                                                                1,446              1,572
--------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30                                                                      $71,599            $68,561
====================================================================================================================


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                ($ in thousands)
                                ----------------


NOTE 1 - ORGANIZATION

The June 30, 1999 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited and subject to year-end adjustments. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.


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


NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

====================================================================================================================

                                           JUNE 30, 1999                             DECEMBER 31, 1998
                               --------------------------------------       --------------------------------------
                               CARRYING                          FAIR       CARRYING                          FAIR
($ IN THOUSANDS)                  VALUE           COST          VALUE          VALUE           COST          VALUE
====================================================================================================================
U.S. Treasury Bills
   maturing within
   one year                     $66,333        $66,333        $67,945        $64,837        $64,837        $66,621
====================================================================================================================


The gross unrealized gains on investment securities at June 30, 1999 and December 31, 1998, are $1,612 and $1,784, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)
                                ----------------


NOTE 6 - RESTRICTED FUNDS

Restricted funds at June 30, 1999 and December 31, 1998 represent a rent deposit of $4 and $3, respectively.


NOTE 7 - INVESTMENTS

Investments are as follows:

====================================================================================================================
                                                                                      JUNE 30,         DECEMBER 31,
($ IN THOUSANDS)                                                                         1999                 1998
====================================================================================================================
Oklahoma Energy Corp.                                                                     $27                  $27
Global Bancorporation                                                                     582                  582
---------------------------------------------------------------------------------------------------------------------

Total investments                                                                        $609                 $609
====================================================================================================================


The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At June 30, 1999 and December 31, 1998, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $159 and $176, respectively. The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20.


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


NOTE 9 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)
                                ----------------


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

Lease Commitment. The Trust agreed to enter into a one-year lease of office space that expires June 30, 2000 with a monthly rental payment of $2.


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

The Trust recorded net income of $759 ($0.02 per unit) in the second quarter of 1999 and net income of $1,446 ($0.04 per unit) in the six-month period ended June 30, 1999, compared to net income of $863 ($0.02 per unit) and net income of $1,572 ($0.04 per unit) in the corresponding 1998 periods. The losses on dispositions of assets, net, reflect losses of $16 and $29 in the second quarter and six-month periods of 1999 and $23 and $88 in the respective 1998 periods attributable primarily to legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $829 and $1,615 in the second quarter and six months ended June 30, 1999, and $935 and $1,802 in the corresponding 1998 periods. The decrease in the second quarter and six-month period of 1999 was due to the decrease in yield on investment securities compared to the 1998 periods. Administrative expenses were $54 and $140 for the second quarter and six months of 1999, compared with $49 and $142 for the comparable 1998 periods.

At June 30, 1999, the Trust had cash and cash equivalents and U.S. Treasury Bills of $66,369. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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


ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 8, 1999, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2000, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2(q) of the Trust Agreement.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     1. Exhibit 27 Financial Data Schedule.

     2. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 8, 1999.

(b) Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CITY INVESTING COMPANY LIQUIDATING TRUST

Date:    July 15, 1999             By:  LESTER J. MANTELL
                                        Trustee