Form 10-Q
period 1999-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 1999-11-03
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ___________

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

Yes    X      No
    -------      -----

At September 30, 1999 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                            THIRD QUARTER                       NINE MONTHS
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  1999             1998              1999               1998
------------------------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net             $0              $20              $(29)              $(68)
Interest, dividend and other income                      888              852             2,503              2,654
------------------------------------------------------------------------------------------------------------------
Total income                                             888              872             2,474              2,586
Administrative expenses                                   39               38               179                180
------------------------------------------------------------------------------------------------------------------
NET INCOME                                              $849             $834            $2,295             $2,406
------------------------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                    $0.02            $0.02             $0.06              $0.06
------------------------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------



                                 BALANCE SHEETS

------------------------------------------------------------------------------------------
                                                          (UNAUDITED)
                                                          SEPTEMBER 30,       DECEMBER 31,
($ IN THOUSANDS)                                                   1999               1998
------------------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                           $54                 $87
U.S. Treasury Bills                                              67,164              64,837
Restricted funds                                                      4                   3
Investments                                                         609                 609
Real estate                                                       4,617               4,617
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $72,448             $70,153
-------------------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                                    $72,448             $70,153
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                              $72,448             $70,153
-------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                              1999               1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $2,295             $2,406
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                                      0                (20)
Interest income earned on investment in U.S. Treasuries                     (2,409)            (2,444)
-----------------------------------------------------------------------------------------------------
Net cash used for operating activities                                        (114)               (58)
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                0                 31
Maturities of investment securities                                         50,848             47,770
Purchases of investment securities                                         (50,766)           (50,838)
Restricted funds, net                                                           (1)             2,965
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                            81                (72)
------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (33)              (130)
Cash and cash equivalents at beginning of year                                  87                243
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $54               $113
-----------------------------------------------------------------------------------------------------



                      STATEMENT OF CHANGES IN TRUST EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                               1999               1998
------------------------------------------------------------------------------------------------------
Balance at  December 31                                                    $70,153             $66,989
Net income                                                                   2,295               2,406
------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30                                                    $72,448             $69,395
------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The September 30, 1999 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                  SEPTEMBER 30, 1999                                   DECEMBER 31, 1998
                          -----------------------------------------          --------------------------------------
                            CARRYING                          FAIR           CARRYING                          FAIR
($ IN THOUSANDS)               VALUE           COST          VALUE              VALUE          COST           VALUE
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury Bills
   maturing within
   one year                  $67,164        $67,164        $68,730            $64,837     $64,837           $66,621
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at September 30, 1999 and December 31, 1998, are $1,566 and $1,784, respectively.

NOTE 6 - RESTRICTED FUNDS

Restricted funds at September 30, 1999 and December 31, 1998 represent a rent deposit of $4 and $3, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 7 - INVESTMENTS

Investments are as follows:
--------------------------------------------------------------------------------------------
                                                          SEPTEMBER 30,         DECEMBER 31,
($ IN THOUSANDS)                                                   1999                 1998
--------------------------------------------------------------------------------------------
Global Bancorporation                                              $582                 $582
Oklahoma Energy Corp.                                                27                   27
--------------------------------------------------------------------------------------------
Total investments                                                  $609                 $609
--------------------------------------------------------------------------------------------


The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. It is currently projected that a final liquidating distribution will be received by the Trust in respect of those Global Bancorporation shares in the amount of $20. The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At September 30, 1999 and December 31, 1998, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $112 and $176, respectively.

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

Approximately $187 allocable to the Trust is currently held in escrow in accordance with an Earnest Money Contract. The Contract, which has been amended three times, currently permits a closing as late as January 30, 2000, at which 37 per cent of the acreage would be purchased for $2,643 cash allocable to the Trust. With respect to the remaining acreage, the contract provides for a cash down payment of approximately $468 allocable to the Trust, and a non-recourse promissory note of $3,667 allocable to the Trust payable in five annual installments bearing interest at 8 percent.

During 1998, a Geophysical Option Agreement was executed to sell oil and gas leases on the property. The Agreement provided the Trust with $87 of income. In April 1999, 212 acres were leased and the Trust received an additional $14.

NOTE 9 -  LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to an issue raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985. This issue is currently pending before the Tax Court of the United States. This issue, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also remains subject to possible claims by the United States Environmental Protection Agency and other third parties.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 ($ IN THOUSANDS)

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2000 with a monthly rental payment of $2.

NOTE 10 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The existence of the contingent liabilities referred to in Note 9 has and will continue to affect the timing of future distributions of Trust assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $849 ($0.02 per unit) in the third quarter of 1999 and net income of $2,295 ($0.06 per unit) in the nine-month period ended September 30, 1999, compared with $834 ($0.02 per unit) and a net income of $2,406 ($0.06 per unit) in the corresponding 1998 periods. In the third quarter of 1998, a gain on disposition of assets of $20 was attributable to the sale of approximately one-half of one per cent of the Trust's real estate. The losses on dispositions of assets, net, reflect losses of $29 in the nine-month period of 1999 and $68 in the nine-month period of 1998 attributable primarily to legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $888 and $2,503 in the third quarter and nine months ended September 30, 1999, and $852 and $2,654 in the corresponding 1998 periods. The decrease in the nine-month period of 1999 was due to the decrease in yield on investment securities compared to the 1998 period. Administrative expenses were $39 and $179 for the third quarter and nine months of 1999, compared with $38 and $180 for the comparable 1998 periods.

At September 30, 1999, the Trust had cash and cash equivalents and U. S. Treasury Bills of $67,218. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

An evaluation of the Trust's current computer systems, software and suppliers has been performed, revealing that the Trust has no meaningful Year 2000 Issue. The Year 2000 Issue is the result of computer programs having been written using two digit dates rather than four to define an applicable year, which could result in system failures or miscalculations causing disruptions in the operations of the Trust and its suppliers with the advent of the Year 2000. While the Trust believes the overall risks associated with Year 2000 Issue have been adequately addressed, there can be no guarantee that the Year 2000 Issue will not have a material adverse effect on the Trust and its operations.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     1.  Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITY INVESTING COMPANY LIQUIDATING TRUST

Date: November 3, 1999                  By: /s/ Lester J. Mantell
                                           -----------------------------------
                                                Lester J. Mantell, Trustee