Form 10-K405
period 1999-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2000-02-25
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

At December 31, 1999, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.28 per Unit was approximately $49.9 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 1999. Wrapped around this report is the February 25, 2000 tax letter, pages A through D, that provides 1999 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 1999 tax consequences.

The Trust has posted on its web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements for 2000 will be available on the Trust's world wide web site no later than May 15, August 15, and November 15.

In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2.4 million cash allocable to the Trust which will result in a capital gain of approximately $0.6 million. The remaining acreage is contracted to be sold in May 2000 for approximately $400,000 cash and a non-recourse promissory note of approximately $3.4 million, allocable to the Trust, payable in five equal annual installments bearing interest at 8 percent. In
February 2000, the Trust also received $20,000 as the final liquidating distribution from Global Bancorporation.

During 1999, the Trust's cash and cash equivalents, investment securities and restricted funds increased by $2,799,000 to $67,726,000. The major assets held by the Trust are investments in U.S. Treasuries with original maturities within one year of purchase. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

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

February 25, 2000

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

       For current FINANCIAL AND TAX INFORMATION, please go to the Trust's:

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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. The existence of the contingent liabilities referred to in Note 7 to the Trusts's Financial Statements will affect the timing of future distributions of Trust assets, see Item
8 -- Note 7, 'Litigation and Other Contingent Liabliities'.

On July 8, 1999, the Trustees extended the time limit of the Trust's existence to September 25, 2000 from September 25, 1999 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

ITEM 3. LEGAL PROCEEDINGS

Prior to and after its liquidation, City was named as a party in various litigations that pursuant to the Trust Agreement were assumed and became the responsibility of the Trust. For a description of litigation and claims currently pending or threatened which affect the Trust, see Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The NASDAQ stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CtyLTr or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows - http://www.nasdaq-amex.com. The high and low prices for the Units during 1999 and 1998 were as follows:

-----------------------------------------------------------------------------------------------------
                                                    1999                              1998
-----------------------------------------------------------------------------------------------------
                                         HIGH                LOW           HIGH                LOW

First Quarter                             $1.31               $1.28         $1.06               $0.88

Second Quarter                             1.41                1.28          1.06                0.91

Third Quarter                              1.38                1.28          1.34                0.91

Fourth Quarter                             1.31                1.28          1.38                1.06
-----------------------------------------------------------------------------------------------------

As of December 31, 1999, there were approximately 13,700 holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 1999 or 1998.

The Trust may have a contingent liability with respect to an issue raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985. This issue, if resolved unfavorably to City Investing Company, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31
($ IN THOUSANDS, EXCEPT PER UNIT    -----------------------------------------------------------------
DATA)                                 1999          1998          1997          1996          1995
-----------------------------------------------------------------------------------------------------

Losses on dispositions of assets,
net                                    $(105)         $(66)      $(1,265)        $(834)        $(645)

Interest, dividend and other
  income                               3,185         3,535         3,071         4,210         1,597

Net income                             2,799         3,164         1,485         2,947           452

Net income per unit                        0.07          0.08          0.04          0.08          0.01

Total assets                          72,952        70,153        66,989        65,504        62,792

Book value per unit                        1.87          1.80          1.72          1.68          1.61
-----------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $2,799,000 ($0.07 per unit) in 1999 compared with $3,164,000 ($0.08 per unit) in 1998 and $1,485,000 ($0.04 per unit) in
1997. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2.4 million cash allocable to the Trust which will result in a capital gain of approximately $600,000. With respect to the remaining acreage, there is a non-refundable escrow of approximately $100,000 allocable to the Trust. A closing with respect to the remaining acreage is scheduled to occur in May 2000 for approximately $400,000 cash and a non-recourse promissory note of approximately $3.4 million, allocable to the Trust, payable in five equal annual installments bearing interest at 8 percent.

During 1998, a gain on disposition of assets of $20,000 was attributable to the sale of approximately one-half of one per cent of the Trust's real estate. In 1997, the net losses on the disposition of assets of $1,265,000 consisted principally of the Continental Casualty Co. settlement of $1,150,000 which was paid from escrow on December 2, 1997. During the first quarter of 1998, the Trust received $3,021,000 representing the undisbursed balance of the Continental Casualty Co. escrow. The remaining losses on the disposition of assets of $105,000 in 1999, compared to $86,000 in 1998 and $115,000 in 1997 consisted principally of legal fees incurred in connection with the defense of litigation against the Trust.

In February 2000, the Trust collected a final liquidating distribution of $20,000 from Global Bancorporation which will result in a long-term capital loss of $562,000.

Interest, dividend and other income of $3,185,000 in 1999, $3,535,000 in 1998 and $3,071,000 in 1997, was principally derived from interest earned on investment securities. In 1999, the decrease was due to a reduction in both the yield on investment securities and other income received from real estate compared to the 1998 period.

Administrative expenses were $281,000 in 1999, $305,000 in 1998, and $321,000 in 1997. The lower level of administrative expenses in 1999 compared to 1998 and 1997 is primarily due to a reduction in costs of administration of the Trust.

At December 31, 1999, the Trust had cash and cash equivalents, investment securities and restricted funds of $67,726,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

The Year 2000 Issue is the result of computer programs having been written using two digit dates rather than four to define an applicable year, which could result in system failures or miscalculations causing disruptions in the operations of the Trust and the entities with which the Trust does business. An evaluation of the Trust's computer systems, software, non-information systems and entities with which the Trust does business was performed, revealing that the Trust had no meaningful Year 2000 issues. To date, the Year 2000 Issue has not had a material adverse effect on the Trust and its operations.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8 -- Note 8 to the financial statements herein.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 1999 and 1998, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Investing Company Liquidating Trust as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, on the basis of accounting referred to above.

KPMG LLP
New York, New York
February 25, 2000

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

----------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  1999              1998              1997
----------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                    $(105)             $(66)          $(1,265)
Interest, dividend and other income                      3,185             3,535             3,071
----------------------------------------------------------------------------------------------------
Total income                                             3,080             3,469             1,806
Administrative expenses                                    281               305               321
----------------------------------------------------------------------------------------------------
NET INCOME                                              $2,799            $3,164            $1,485
----------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                         $0.07             $0.08             $0.04
----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
----------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

----------------------------------------------------------------------------------
($ IN THOUSANDS)                                        1999              1998
----------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                  $51               $87
Investment securities                                   67,671            64,837
Restricted funds                                             4                 3
Investments                                                609               609
Real estate                                              4,617             4,617
----------------------------------------------------------------------------------
TOTAL ASSETS                                           $72,952           $70,153
----------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                           $72,952           $70,153
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                     $72,952           $70,153
----------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                            1999              1998              1997
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $2,799            $3,164            $1,485
Adjustments to reconcile net income to net cash
  used for operating activities:
Gain on sale of real estate                                     --               (20)               --
Interest income earned on investment in U.S.
  Treasuries                                                (3,086)           (3,271)           (2,377)
-------------------------------------------------------------------------------------------------------
Net cash used for operating activities                        (287)             (127)             (892)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                         84,828            64,210            58,815
Purchases of investment securities                         (84,576)          (67,235)          (58,541)
Restricted funds                                                (1)            2,965               783
Proceeds from sale of real estate                               --                31                --
-------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing
  activities                                                   251               (29)            1,057
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                                  (36)             (156)              165
Cash and cash equivalents at beginning of year                  87               243                78
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $51               $87              $243
-------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           1999              1998              1997
-----------------------------------------------------------------------------------------------------

Balance at beginning of year                              $70,153           $66,989           $65,504
Net income                                                  2,799             3,164             1,485
-----------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                    $72,952           $70,153           $66,989
-----------------------------------------------------------------------------------------------------

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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, on September 7, 1988, April 23, 1990, September 2, 1992, June 16, 1994, June 27, 1996, July 28, 1998, and July 8, 1999, the Trustees
extended the time limit of the Trust's existence to September 25, 1990, September 25, 1992, September 25, 1994, September 25, 1996, September 25, 1998, September 25, 1999, and then to September 25, 2000, respectively.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 1999 and December 31, 1998 consist of U.S. Treasuries with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices.

Investment securities at December 31, consist of the following:

---------------------------------------------------------------------------------------
                                         1999                           1998
                             -------------------------      ---------------------------
                             CARRYING              FAIR     CARRYING              FAIR
($ IN THOUSANDS)              VALUE      COST      VALUE     VALUE      COST      VALUE
---------------------------------------------------------------------------------------
U.S. Treasuries
  maturing within one year   $67,671    $67,671   $69,245   $64,837    $64,837   $66,621
---------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at December 31, amounted to the following:

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  1999                  1998
---------------------------------------------------------------------------------------------
Gross unrealized gains                                          $1,574                $1,784
---------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 1999 and 1998 represent a rent deposit of $4,000 and $3,000, respectively.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  1999                  1998
---------------------------------------------------------------------------------------------
Global Bancorporation                                             $582                  $582
Oklahoma Energy Corp.                                               27                    27
---------------------------------------------------------------------------------------------
Total investments                                                 $609                  $609
---------------------------------------------------------------------------------------------

The Trust holds 10,000 shares of Global Bancorporation which are carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20,000 from Global Bancorporation which will result in a long-term capital loss of $562,000. The Trust holds 3,108,105 shares of Oklahoma Energy Corp. (previously known as Cayman Resources Corporation) common stock, which are carried at their

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

tax basis. At December 31, 1999 and 1998, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $124,000 and $176,000 respectively.

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

During 1998, a Geophysical Option Agreement was executed to sell oil and gas leases on the property. The Agreement provided the Trust with $87,000 of income. In April 1999, 212 acres were leased and the Trust received an additional $14,000.

In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2.4 million cash allocable to the Trust which will result in a capital gain of approximately $600,000. With respect to the remaining acreage, there is a non-refundable escrow of approximately $100,000 allocable to the Trust. A closing with respect to the remaining acreage is scheduled to occur in May 2000 for approximately $400,000 cash and a non-recourse promissory note of approximately $3.4 million, allocable to the Trust, payable in five equal annual installments bearing interest at 8 percent.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985. The Trust may have a contingent liability with respect to certain issues described below:

Marina Pacifica: Environmental Protection Agency Claim. The U. S. Environmental Protection Agency ('EPA') has identified Marina Pacifica as a Potentially Responsible Party ('PRP') under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') with respect to the Site in Monterey, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986.

Marina Pacifica was a California limited partnership, the general partner of which was a subsidiary of City Investing Company. Marina Pacifica was in the business of developing and selling condominiums. Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities were allegedly disposed of at the Site.

The EPA has conducted site control and monitoring activities at the Site since May 1986. In addition, EPA has conducted a number of removal actions and studies at the Site to stabilize site conditions and to evaluate the extent of contamination. EPA identified three initial stages of remedial action for the Site, the Records of Decision for which were signed in July 1987, November 1987, September 1988 and amended in September 1990. EPA has estimated the aggregate costs of the stages of remediation covered by those Records of Decision at $287 million.

In May 1989, a settlement was reached between EPA and a group of PRPs to conduct remedial activities for the first two stages and to pay past state and federal response and oversight costs incurred up to June 1, 1988.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

At that time, EPA listed Marina Pacifica as 53rd of 181 separate PRPs identified by EPA in terms of volume disposed at the Site. EPA has since entered into a subsequent settlement with additional PRPs for the same matter. Counsel for Marina Pacifica notified EPA that Marina Pacifica had been dissolved and that it would not participate in any settlements.

In September 1990, EPA sent a special notice letter to all PRPs, including Marina Pacifica, demanding payment of the total costs incurred by the government since June 1, 1988, which EPA estimated were at least $15.3 million. EPA also requested a good faith offer to perform or pay for the remedy selected for the third remedial stage. EPA included an updated list of 269 PRPs of which Marina Pacifica appeared 57th. Marina Pacifica did not make a counter offer.

In September 1996, the EPA issued a fourth Record of Decision specifying final remedial measures for the Site. On September 30, 1997, the EPA sent a further special notice letter to all PRPs, including Marina Pacifica, that requested a good-faith offer to perform or pay for, among other things, the final remedial measures covered by the September 1996 Record of Decision. EPA estimates the costs related to matters covered by this notice letter at $289 million, which includes the cost of implementation of the final remedial measures, unreimbursed costs incurred by the government (as of June 30, 1997) and an estimate of future governmental administrative and enforcement costs. The EPA included an updated list of 280 PRPs on which Marina Pacifica appeared 84th in volumetric terms. Marina Pacifica did not make a counter offer, and has not received anything further from EPA. Based on its volumetric share and other material factors, counsel would expect actual payments, if any, required of Marina Pacifica to be a small fraction of the total costs at the Site.

Income Tax Matters. The Trust may have a contingent liability with respect to an issue raised by the Internal Revenue Service upon audit of income tax returns of City filed with respect to periods ending on or before September 25, 1985. This issue is currently pending before the Tax Court of the United States. This issue, if resolved unfavorably to City, would result in a substantial liability. As other parties are primarily and jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure.

Other Matters. The Trust also remains subject to possible claims by other third parties.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2000 with a monthly rental payment of $2,000. Rent expense was $22,000 in 1999, $17,000 in 1998, and $14,000 in 1997.

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

Geo T. Scharffenberger (80) was a director and Chairman of the Board of AmBase Corporation until January 26, 1993. Mr. Scharffenberger was formerly Chairman and a director of City and served as City's Chief Executive Officer from 1966 until May 1985.

Eben W. Pyne (82) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He was also a director of City.

Lester J. Mantell (62) was an Assistant Vice President -- Tax of AmBase Corporation from April 1995 to December 1996. He served as the Executive Vice President, Chief Financial Officer and Treasurer of AmBase Corporation from October 1994 to January 1995 and as Senior Vice President -- Tax of AmBase Corporation from April 1993 to October 1994.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 5 to Schedule 13D of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of September 11, 1992, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of February 9, 2000, and from Amendment No. 2 to
Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 18, 2000.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------

GOLDMAN, SACHS & CO.                                           12,615,564     32.4%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, L.L.C.                            11,591,029     29.7%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111

FRANKLIN MUTUAL ADVISERS, LLC                                   6,383,109     16.4%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         30,589,702     78.5%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 13, 2000.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES OF BENEFICIAL OWNERS                                       OWNED       OF CLASS
-----------------------------------------------------------------------------------------

Eben W. Pyne                                                     1,000         *

Lester J. Mantell                                                --            --

Geo. T. Scharffenberger                                          --            --

Trustees as a group (three)                                      1,000         *
-----------------------------------------------------------------------------------------

* Represents less than one quarter of 1% of the class.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                             Page
                                                                             ----

(a)       Documents Filed as Part of This Report:

          1.    Index to Financial Statements:
                Independent Auditors' Report................................  5
                Statements of Operations....................................  6
                Balance Sheets..............................................  6
                Statements of Cash Flows....................................  7
                Statements of Changes in Trust Equity.......................  7
                Notes to Financial Statements...............................  8

          2.    Index to Financial Statement Schedules:
                Not applicable

          3.    Exhibits:
          2.    Plan of Complete Liquidation and Dissolution of City
                Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21, 1984).

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April 23, 1990 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September 2, 1992 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999).

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

(b)       Form 8-K
          The Trust was not required to file a report on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2000.


CITY INVESTING COMPANY LIQUIDATING TRUST


LESTER J. MANTELL
Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 25th day of February 2000.

A majority of the Trustees:


GEO. T. SCHARFFENBERGER
Trustee


EBEN W. PYNE
Trustee


LESTER J. MANTELL
Trustee

--------------------------------------------------------------------------------
CITY INVESTING COMPANY
  LIQUIDATING TRUST             Fed. I.D. #13-6859211        February 25, 2000

                    1999 U.S. FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 1999. You should use this information in preparing your 1999 U.S. Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 1999, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit
[Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 1999, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

    Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.      Interest Income -- line 1, Schedule B
        Tax Item 2.       Dividend Income -- line 5, Schedule B
        Tax Item 3.       Net Long-Term Capital Gain/(Loss) -- line 12, Schedule D,
                          Column (f)
        Tax Item 4.       Miscellaneous Income -- line 21
        Tax Item 5.       Trust Expenses -- line 22, Schedule A, (if you itemize
                          deductions)
        Tax Item 6.       Adjustment to Basis -- FOR INFORMATION PURPOSES

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
                   write to:         ChaseMellon Shareholder Services
                                     P.O. Box 3315
                                     South Hackensack, NJ 07606
                   web site:         http://www.chasemellon.com

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
                   e-mail:           mantell@cnvlz.com

 CITY INVESTING COMPANY LIQUIDATING TRUST UNITS TRADE ON THE NASDAQ STOCK MARKET AND APPEAR

  IN THE LIST ENTITLED SMALL CAPITALIZATION ISSUES UNDER THE SYMBOL OF CTYLTR OR CNVLZ.

                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                                I                                        II
                                                       TOTAL IF HELD FROM
                                                        JANUARY 1 THROUGH
                                                           DECEMBER 31                                JANUARY
                                        -------------------------------------------------------------------------------------------
                                           A            x          B         =        C          A         x       B    =   C
TAX ITEM:*                              AMOUNT                                                AMOUNT
                                          PER                    NO. OF            TAXABLE      PER              NO. OF    TAXABLE
                                         UNIT           x        UNITS       =     AMOUNT#     UNIT        x     UNITS  = AMOUNT[d]
                                        -------------------------------------------------------------------------------------------


1.   Interest Income:
     a) U. S. Gov't. Obligations        0.079159        x                    =                0.019029     x             =
     b) All Other                       0.000000        x                    =                0.000000     x             =
     c) Total Interest Income (1a+1b)   0.079159        x                    =                0.019029     x             =
2.   Dividend Income                    0.000061        x                    =                0.000006     x             =
3.   Net Long-Term Capital
     Gain/(Loss):                      (0.002697)       x                    =               (0.000299)    x             =
4.   Miscellaneous Income               0.002494        x                    =                0.000627     x             =
5.   Trust Expenses                     0.007215        x                    =                0.000949     x             =
6.   Adjustment to Basis Tax Items
     (1c+2+3+4-5)                       0.071802        x                    =                0.018414     x             =



                                                              III
                                                           FEBRUARY
                                    -----------------------------------------------------
                                       A            x          B         =        C
TAX ITEM:*                          AMOUNT
                                      PER                    NO. OF            TAXABLE
                                     UNIT           x        UNITS       =      AMOUNT[d]
                                    -----------------------------------------------------

1. Interest Income:
   a) U. S. Gov't. Obligations      0.000000        x                    =
   b) All Other                     0.000000        x                    =
   c) Total Interest Income (1a+1b) 0.000000        x                    =
2. Dividend Income                  0.000004        x                    =
3. Net Long-Term Capital
   Gain/(Loss):                    (0.000045)       x                    =
4. Miscellaneous Income             0.000499        x                    =
5. Trust Expenses                   0.000767        x                    =
6. Adjustment to Basis Tax Items
   (1c+2+3+4-5)                    (0.000309)       x                    =






                                                             VIII                                       IX
                                                             JULY                                     AUGUST
                                        -------------------------------------------------------------------------------------------
                                          A            x          B         =        C          A        x       B     =    C
TAX ITEM:*                             AMOUNT                                                AMOUNT
                                         PER                    NO. OF            TAXABLE      PER             NO. OF      TAXABLE
                                        UNIT           x        UNITS       =    AMOUNT[d]     UNIT      x     UNITS   =  AMOUNT[d]
                                        -------------------------------------------------------------------------------------------

1.   Interest Income:
     a) U. S. Gov't. Obligations       0.000000        x                    =                0.022153    x             =
     b) All Other                      0.000000        x                    =                0.000000    x             =
     c) Total Interest Income
     (1a+1b)                           0.000000        x                    =                0.022153    x             =
2.   Dividend Income                   0.000003        x                    =                0.000005    x             =
3.   Net Long-Term Capital
     Gain/(Loss):                      0.000000        x                    =                0.000000    x             =
4.   Miscellaneous Income              0.000519        x                    =                0.000099    x             =
5.   Trust Expenses                    0.000461        x                    =                0.000274    x             =
6.   Adjustment to Basis
     Tax Items (1c+2+3+4-5)            0.000061        x                    =                0.021983    x             =



                                                 X
                                             SEPTEMBER
                        --------------------------------------------------
                          A           x          B         =        C
TAX ITEM:*              AMOUNT
                         PER                    NO. OF           TAXABLE
                        UNIT          x         UNITS      =     AMOUNT[d]
                        --------------------------------------------------


1.   Interest Income:
     a) U. S. Gov't. Obligations  0.000000        x                    =
     b) All Other                 0.000000        x                    =
     c) Total Interest Income
        (1a+1b)                   0.000000        x                    =
2.   Dividend Income              0.000006        x                    =
3.   Net Long-Term Capital
     Gain/(Loss):                 0.000000        x                    =
4.   Miscellaneous Income         0.000000        x                    =
5.   Trust Expenses               0.000276        x                    =
6.   Adjustment to Basis
     Tax Items (1c+2+3+4-5)      (0.000270)       x                    =

--------------

  * The Trust Tax Items for 1999 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 1999 U.S. Federal income tax return.

   # Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 1999.

 [d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.

 ! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-

SCHEDULE OF 1999 U.S. FEDERAL TAX ITEMS


                                     IV                                                     V
                                    March                                                 April
            --------------------------------------------------------------------------------------------------------------
               A          x          B          =           C           A       x          B          =           C
            Amount                                                   Amount
              per                 No. of                 Taxable       per              No. of                 Taxable
             Unit         x        Units        =       Amount[d]     Unit      x        Units        =       Amount[d]
            --------------------------------------------------------------------------------------------------------------
            0.000000      x                     =                    0.020594   x                     =
            0.000000      x                     =                    0.000000   x                     =
            0.000000      x                     =                    0.020594   x                     =
            0.000003      x                     =                    0.000001   x                     =

            0.000000      x                     =                    0.000000   x                     =
            0.000000      x                     =                    0.000000   x                     =
            0.000478      x                     =                    0.000588   x                     =

           (0.000475)     x                     =                    0.020007   x                     =

                                      VI                                                   VII
                                     May                                                  June
            --------------------------------------------------------------------------------------------------------------
               A          x          B          =           C           A       x          B          =           C
             Amount                                                  Amount
              per                 No. of                 Taxable       per              No. of                 Taxable
              Unit        x        Units        =       Amount[d]      Unit      x        Units        =      Amount[d]
            --------------------------------------------------------------------------------------------------------------


            0.000000      x                     =                    0.000000   x                     =
            0.000000      x                     =                    0.000000   x                     =
            0.000000      x                     =                    0.000000   x                     =
            0.000005      x                     =                    0.000004   x                     =

           (0.000416)     x                     =                    0.000000   x                     =
            0.000470      x                     =                    0.000194   x                     =
            0.000357      x                     =                    0.000439   x                     =

           (0.000298)     x                     =                   (0.000241)  x                     =

                                     XI                                                    XII
                                   October                                              November
            --------------------------------------------------------------------------------------------------------------
               A          x          B          =           C           A       x          B          =           C
            Amount                                                   Amount
              per                 No. of                 Taxable       per              No. of                 Taxable
             Unit         x        Units        =       Amount[d]     Unit      x        Units        =       Amount[d]
            --------------------------------------------------------------------------------------------------------------


            0.017383      x                     =                    0.000000   x                     =
            0.000000      x                     =                    0.000000   x                     =
            0.017383      x                     =                    0.000000   x                     =
            0.000009      x                     =                    0.000009   x                     =

           (0.001336)     x                     =                   (0.000601)  x                     =
            0.000086      x                     =                    0.000000   x                     =
            0.002201      x                     =                    0.000196   x                     =

            0.013941      x                     =                   (0.000788)  x                     =




                                     XIII                                                     XIV
                                                                                    Total if held on some,
                                                                                         but not all,
                                   December                                        first days of each month
            --------------------------------------------------------------------------------------------------
                                                                                 IIC + IIIC + IVC + VC + VIC +
               A          x          B          =           C                        VIIC + VIIIC + IXC +
             Amount
              per                 No. of                 Taxable                    XC + XIC + XIIC + XIIIC
              Unit        x        Units        =       Amount[d]                        Taxable Amount!
            --------------------------------------------------------------------------------------------------

            0.000000      x                     =
            0.000000      x                     =
            0.000000      x                     =
            0.000006      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.000229      x                     =

           (0.000223)     x                     =


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

The degree symbol shall be expressed as.............................. [d]