Form 10-Q
period 2000-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2000-05-04
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

      / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


             For the Transition period from --------- to -----------

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

Yes    X      No
    ------       ------

At March 31, 2000 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


---------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                          2000               1999
---------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net                    $34               $(13)
Interest, dividend and other income                              759                786
---------------------------------------------------------------------------------------

Total income                                                     793                773
Administrative expenses                                           76                 86
---------------------------------------------------------------------------------------

NET INCOME                                                      $717               $687
---------------------------------------------------------------------------------------

NET INCOME PER UNIT                                            $0.02              $0.02
---------------------------------------------------------------------------------------

OUTSTANDING UNITS                                             38,979             38,979
---------------------------------------------------------------------------------------



                                 BALANCE SHEETS


---------------------------------------------------------------------------------------
                                                          (UNAUDITED)
                                                            MARCH 31,       DECEMBER 31,
($ IN THOUSANDS)                                                2000               1999
---------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                        $45                $51
U.S. Treasury Bills                                           70,776             67,671
Restricted funds                                                   4                  4
Investments                                                       27                609
Real estate                                                    2,817              4,617
---------------------------------------------------------------------------------------

TOTAL ASSETS                                                 $73,669            $72,952
---------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                 $73,669            $72,952
---------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                           $73,669            $72,952
---------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


---------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2000           1999
---------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $717            $687
Adjustments to reconcile net income to net cash
   used for operating activities:
Gain on sale of real estate                                       (610)              -
Loss on Global Bancorporation liquidation                          562               -
Interest income earned on investment in U.S. Treasuries           (731)           (742)
---------------------------------------------------------------------------------------
Net cash used for operating activities                             (62)            (55)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                2,410               -
Proceeds from Global Bancorporation liquidation                     20               -
Maturities of U.S. Treasuries                                   17,140          16,393
Purchases of U.S. Treasuries                                   (19,514)        (16,409)
---------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                56             (16)
---------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (6)            (71)
Cash and cash equivalents at beginning of year                      51              87
---------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $45             $16
---------------------------------------------------------------------------------------




                      STATEMENTS OF CHANGES IN TRUST EQUITY
                           THREE MONTHS ENDED MARCH 31
                                   (UNAUDITED)


---------------------------------------------------------------------------------------

($ IN THOUSANDS)                                                 2000            1999
---------------------------------------------------------------------------------------
Balance at  December 31                                        $72,952         $70,153
Net income                                                         717             687
----------------------------------------------------------------------------------------

BALANCE AT MARCH 31                                            $73,669         $70,840
---------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The March 31, 2000 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------------------
                                          MARCH 31, 2000                                   DECEMBER 31, 1999
                         ------------------------------------------------- ----------------------------------------------

                            CARRYING                          FAIR           CARRYING                     FAIR
($ IN THOUSANDS)               VALUE           COST          VALUE              VALUE          COST       VALUE
-------------------------------------------------------------------------------------------------------------------------

U.S. Treasury Bills
   maturing within
   one year                  $70,776        $70,776        $72,538            $67,671        $67,671        $69,245
-------------------------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities, at March 31, 2000 and December 31, 1999, were $1,762 and $1,574, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 6 - RESTRICTED FUNDS

Restricted funds at March 31, 2000 and December 31, 1999 represent a rent deposit of $4.

NOTE 7 - INVESTMENTS




Investments are as follows:
---------------------------------------------------------------------------------------------
                                                               MARCH 31,         DECEMBER 31,
($ IN THOUSANDS)                                                   2000                 1999
---------------------------------------------------------------------------------------------
Global Bancorporation                                                $-                 $582
Oklahoma Energy Corp.                                                27                   27
---------------------------------------------------------------------------------------------

Total investments                                                   $27                 $609
---------------------------------------------------------------------------------------------

The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At March 31, 2000 and December 31, 1999, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $1,290 and $124, respectively.

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

In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2.4 million cash allocable to the Trust which resulted in a long-term capital gain of $610. With respect to the remaining acreage, there is a non-refundable escrow of approximately $100 allocable to the Trust. A closing with respect to the remaining acreage is scheduled to occur in May 2000 for approximately $400 cash and a non-recourse promissory note of approximately $3.4 million, allocable to the Trust, payable in five equal annual installments bearing interest at 8 percent.

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

The Trust recorded net income of $717 ($0.02 per unit) in the quarter ended March 31, 2000, compared to net income of $687 ($0.02 per unit) in the first quarter of 1999. The reported gains (losses) on the dispositions of assets, net, reflect gains of $34 in 2000 as compared to losses of $13 in 1999. In February 2000, the Trust sold about 39 percent of its real estate acreage for approximately $2.4 million cash allocable to the Trust which resulted in a capital gain of $610. The remaining acreage is contracted to be sold in May 2000 for approximately $400 cash and a non-recourse promissory note of approximately $3.4 million, allocable to the Trust, payable in five equal annual installments bearing interest at 8 percent. In February 2000, the Trust also received $20 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562. Other expenses affecting gains (losses) on dispositions of assets, net, consist of legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $759 in the first quarter of 2000, compared with $786 in the first quarter of 1999. The decrease in the 2000 period was due to a reduction in both the yield on investment securities and other income received from real estate compared to the 1999 period. Administrative expenses were $76 and $86 in the first quarters of 2000 and 1999, respectively.

At March 31, 2000, the Trust had cash and cash equivalents and U.S. Treasury Bills of $70,821. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference herein. There have been no material developments in such legal proceedings subsequent to the date of that information.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     Exhibit 27 Financial Data Schedule.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CITY INVESTING COMPANY LIQUIDATING TRUST



Date: May 3, 2000                  By: LESTER J. MANTELL
                                       Trustee