Form 10-Q
period 2000-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2000-07-18
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000


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

At June 30, 2000 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                   SECOND QUARTER AND SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------

                                                           SECOND QUARTER                       SIX MONTHS
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2000             1999              2000               1999
------------------------------------------------------------------------------------------------------------------

Gains (losses) on dispositions of assets, net           $157             ($16)             $191               ($29)
Interest, dividend and other income                      959              829             1,718              1,615
------------------------------------------------------------------------------------------------------------------

Total income                                           1,116              813             1,909              1,586
Administrative expenses                                   63               54               139                140
------------------------------------------------------------------------------------------------------------------

NET INCOME                                            $1,053             $759            $1,770             $1,446
------------------------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                    $0.03            $0.02             $0.05             $ 0.04
------------------------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------


                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------

                                                                                    (UNAUDITED)
                                                                                       JUNE 30,       DECEMBER 31,
($ IN THOUSANDS)                                                                           2000               1999
------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                                  $185                $51
U.S. Treasury Bills                                                                      71,993             67,671
Restricted funds                                                                              5                  4
Investments                                                                                  27                609
Real estate and mortgage receivable, net of $1,171 deferred gain                          2,512              4,617
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $74,722            $72,952
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                                            $74,722            $72,952
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                                      $74,722            $72,952
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------


($ IN THOUSANDS)                                                                           2000               1999
------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $1,770             $1,446
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                                                (781)                --
Loss on Global Bancorporation liquidation                                                   562                 --
Interest income earned on investment in U.S. Treasuries                                  (1,664)            (1,545)
------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                     (113)               (99)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                         2,886                 --
Proceeds from Global Bancorporation liquidation                                              20                 --
Maturities of investment securities                                                      58,015             33,595
Purchases of investment securities                                                      (60,673)           (33,546)
Restricted funds                                                                             (1)                (1)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   247                 48
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        134                (51)
Cash and cash equivalents at beginning of year                                               51                 87
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $185                $36
------------------------------------------------------------------------------------------------------------------



                      STATEMENTS OF CHANGES IN TRUST EQUITY
                            SIX MONTHS ENDED JUNE 30
                                   (UNAUDITED)


------------------------------------------------------------------------------------------------------------------


($ IN THOUSANDS)                                                                           2000               1999
------------------------------------------------------------------------------------------------------------------

Balance at  December 31                                                                 $72,952            $70,153
Net income                                                                                1,770              1,446
------------------------------------------------------------------------------------------------------------------

BALANCE AT JUNE 30                                                                      $74,722            $71,599
------------------------------------------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The June 30, 2000 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------


                                     JUNE 30, 2000                                     DECEMBER 31, 1999
                        -----------------------------------------          ----------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
($ IN THOUSANDS)               VALUE           COST          VALUE              VALUE          COST           VALUE
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury Bills
   maturing within
   one year                  $71,993        $71,993        $73,956            $67,671       $67,671         $69,245
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at June 30, 2000 and December 31, 1999, are $1,963 and $1,574, respectively.

NOTE 6 - RESTRICTED FUNDS

Restricted funds at June 30, 2000 and December 31, 1999 represent a rent deposit of $5 and $4, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 7 - INVESTMENTS

Investments are as follows:


-------------------------------------------------------------------------------------------------------------------

                                                                                      JUNE 30,         DECEMBER 31,
($ IN THOUSANDS)                                                                          2000                 1999
-------------------------------------------------------------------------------------------------------------------

Global Bancorporation                                                                      $--                 $582
Oklahoma Energy Corp.                                                                       27                   27
-------------------------------------------------------------------------------------------------------------------

Total investments                                                                          $27                 $609
-------------------------------------------------------------------------------------------------------------------


The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At June 30, 2000 and December 31, 1999, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $994 and $124, respectively.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. The Trust now holds an undivided interest in the mortgage receivable on the property. The Trust realized a long term gain of $20 on a sale of approximately one-half of one per cent of the real estate during the third quarter of 1998.

In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2,410 cash, which resulted in a long-term capital gain of $610. In May 2000, the Trust sold the remaining real estate acreage for approximately $476 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments, bearing interest at 8 percent allocable to the Trust. The May 2000 sale resulted in a recognized long-term capital gain of some $171. The deferred gain of $1,171 has been recorded as a reduction to the mortgage receivable of $3,683. The Year 2000 U.S. Federal Tax Information letter will provide sufficient detail to permit those taxpayers who are required or choose to report the deferred gain attributable to the mortgage portion of the proceeds.

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

Lease Commitment. The Trust agreed to enter into a one-year lease of office space that expires June 30, 2001 with a monthly rental payment of $2.

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

The Trust recorded net income of $1,053 ($0.03 per unit) in the second quarter of 2000 and net income of $1,770 ($0.05 per unit) in the six-month period ended June 30, 2000, compared to net income of $759 ($0.02 per unit) and net income of $1,446 ($0.04 per unit) in the corresponding 1999 periods. The reported gains (losses) on the dispositions of assets, net, reflect gains of $157 and $191 in the second quarter and six-month periods of 2000 as compared to losses of $16 and 29 in the respective 1999 periods. In February 2000, the Trust sold about 39 percent of the real estate acreage for approximately $2,410 cash, which resulted in a long- term capital gain of $610. In May 2000, the Trust sold the remaining real estate acreage for approximately $476 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments, bearing interest at 8 percent allocable to the Trust. The May 2000 sale resulted in a recognized long-term capital gain of some $171. The deferred gain of $1,171 has been recorded as a reduction to the mortgage receivable of $3,683. The Year 2000 U.S. Federal Tax Information letter will provide sufficient detail to permit those taxpayers who are required or choose to report the deferred gain attributable to the mortgage portion of the proceeds.

In February 2000, the Trust also received $20 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562. Other expenses affecting gains (losses) on disposition of assets, net, consist of legal fees incurred in connection with the defense of litigation against the Trust.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $959 and $1,718 in the second quarter and six months ended June 30, 2000, and $829 and $1,615 in the corresponding 1999 periods. The increase in the second quarter and six-month period of 2000 was due to the Treasury issuing Treasury Bills only once a quarter so that the Trust had to extend its investment in Treasury Bills by five weeks in the second quarter and an increase in yield on investment securities compared to the 1999 periods. Administrative expenses were $63 and $139 for the second quarter and six months of 2000, compared with $54 and $140 for the comparable 1999 periods.

At June 30, 2000, the Trust had cash and cash equivalents and U. S. Treasury Bills of $72,178. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 is incorporated by reference herein. There have been no material developments in such legal proceedings subsequent to the date of that information.


ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 17, 2000, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2001, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     1.   Exhibit 27 Financial Data Schedule.
     2. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 17, 2000.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CITY INVESTING COMPANY LIQUIDATING TRUST




Date:    July 17, 2000                  By:    LESTER J. MANTELL
                                               Trustee