Form 10-Q
period 2000-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2000-10-16
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

Yes   X      No
    ----         -----

At September 30, 2000 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              STATEMENTS OF INCOME
                THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


----------------------------------------------------------------------------------------------------------------
                                                            THIRD QUARTER                       NINE MONTHS
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2000           1999                2000            1999
----------------------------------------------------------------------------------------------------------------

Gains (losses) on dispositions of assets, net            $(2)            $0                $189            $(29)
Interest, dividend and other income                      960            888               2,678           2,503
---------------------------------------------------------------------------------------------------------------

Total income                                             958            888               2,867           2,474
Administrative expenses                                   71             39                 210             179
---------------------------------------------------------------------------------------------------------------

NET INCOME                                              $887           $849              $2,657          $2,295
---------------------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                    $0.02          $0.02               $0.07           $0.06
---------------------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                     38,979         38,979              38,979          38,979
---------------------------------------------------------------------------------------------------------------



                                 BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                     (UNAUDITED)
                                                                                   SEPTEMBER 30,      DECEMBER 31,
($ IN THOUSANDS)                                                                           2000               1999
-------------------------------------------------------------------------------------------------------------------


ASSETS

Cash and cash equivalents                                                                   $64             $51
U.S. Treasury Bills                                                                      73,004          67,671
Restricted funds                                                                              4               4
Investments                                                                                  27             609
Real estate                                                                                   -           4,617
Mortgage receivable, net of $1,173 deferred gain                                          2,510               -
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $75,609         $72,952
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                                                            $75,609         $72,952
---------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                                                      $75,609         $72,952
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $2,657          $2,295
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                                                (781)              -
Loss on Global Bancorporation liquidation                                                   562               -
Interest income earned on investment in U.S. Treasuries                                  (2,594)        (2,409)
---------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                     (156)           (114)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                                                         2,888               -
Proceeds from Global Bancorporation liquidation                                              20               -
Maturities of investment securities                                                      94,363          50,848
Purchases of investment securities                                                      (97,102)        (50,766)
Restricted funds, net                                                                         -              (1)
---------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   169              81
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                         13             (33)
Cash and cash equivalents at beginning of year                                               51              87
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $64             $54
---------------------------------------------------------------------------------------------------------------



                      STATEMENT OF CHANGES IN TRUST EQUITY
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                                           2000            1999
---------------------------------------------------------------------------------------------------------------

Balance at December 31                                                                  $72,952         $70,153
Net income                                                                                2,657           2,295
---------------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30                                                                 $75,609         $72,448
---------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

NOTE 1 - ORGANIZATION

The September 30, 2000 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

NOTE 5 - INVESTMENT SECURITIES

Investment securities consist of U.S. Treasury Bills with maturities of less than one year and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------------
                                  SEPTEMBER 30, 2000                                   DECEMBER 31, 1999
-----------------------------------------------------------------          ----------------------------------------

                            CARRYING                          FAIR           CARRYING                          FAIR
($ IN THOUSANDS)               VALUE           COST          VALUE              VALUE          COST           VALUE
-------------------------------------------------------------------------------------------------------------------

U.S. Treasury Bills
   maturing within
   one year                  $73,004        $73,004        $75,122            $67,671     $67,671           $69,245
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities, at September 30, 2000 and December 31, 1999, are $2,118 and $1,574, respectively.

NOTE 6 - RESTRICTED FUNDS

Restricted funds at September 30, 2000 and December 31, 1999 represent a rent deposit of $4.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

NOTE 7 - INVESTMENTS

Investments are as follows:
-------------------------------------------------------------------------------------------------------------------
                                                                                 SEPTEMBER 30,         DECEMBER 31,
($ IN THOUSANDS)                                                                          2000                 1999
-------------------------------------------------------------------------------------------------------------------

Global Bancorporation                                                                       $-                 $582
Oklahoma Energy Corp.                                                                       27                   27
-------------------------------------------------------------------------------------------------------------------

Total investments                                                                          $27                $ 609
-------------------------------------------------------------------------------------------------------------------


The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. The Trust holds 3,108,105 shares of Oklahoma Energy Corp., previously known as Cayman Resources Corporation common stock, which are carried at their tax basis. At September 30, 2000 and December 31, 1999, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $528 and $124, respectively.

NOTE 8 - REAL ESTATE

Prior to January 2, 1990, the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ("Texas City") in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990, the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. As a result the Trust held an undivided interest in the mortgage receivable on the property. The Trust realized a long term gain of $20 on a sale of approximately one-half of one per cent of the real estate during the third quarter of 1998.

In February 2000, the Trust sold 39 percent of the real estate acreage for $2,410 cash, which resulted in a long-term capital gain of $610. In May 2000, the Trust sold the remaining real estate acreage for $478 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. The deferred gain of $1,173, reflecting a post closing adjustment of $2, has been recorded as a reduction to the mortgage receivable of $3,683. The Year 2000 U.S. Federal Tax INFORMATION letter will provide sufficient detail to permit those taxpayers who are required or choose to report the $1,173 as deferred gain to complete their Federal income tax returns.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)

On August 14, 2000, the Trust was notified of a complaint AmBase Corporation v. City Investing Company Liquidating Trust, et al. filed on behalf of AmBase Corporation in the Delaware Court of Chancery. Among other things, the complaint asserts that the Trust is primarily liable for the dispute pending before the Tax Court and seeks injunctive relief preventing the final liquidation of the Trust.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2001 with a monthly rental payment of $2.

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

The Trust recorded net income of $887 ($0.02 per unit) in the third quarter of 2000 and net income of $2,657 ($0.07 per unit) in the nine-month period ended September 30, 2000, compared with $849 ($0.02 per unit) and a net income of $2,295 ($0.06 per unit) in the corresponding 1999 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $2 and gains of $189 in the third quarter and nine-month periods of 2000 as compared to losses of $0 and $29 in the respective 1999 periods. In February 2000, the Trust sold 39 percent of the real estate acreage for $2,410 cash, which resulted in a long-term capital gain of $610. In May 2000, the Trust sold the remaining real estate acreage for $478 cash and a non-recourse promissory note of $3,683, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. The deferred gain of $1,173, reflecting a post closing adjustment of $2, has been recorded as a reduction to the mortgage receivable of $3,683. The Year 2000 U.S. Federal Tax Information letter will provide sufficient detail to permit those taxpayers who are required or choose to report the $1,173 as deferred gain to complete their Federal income tax returns.

In February 2000, the Trust received $20 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562. Other expenses affecting gains (losses) on disposition of assets, net, consist of legal fees incurred by the Trust in connection with the defense of litigation issues that relate to the former operations of City Investing Company and subsidiaries.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $960 and $2,678 in the third quarter and nine months ended September 30, 2000, and $888 and $2,503 in the corresponding 1999 periods. The increase in the third quarter and nine-month periods of 2000 was due to the Treasury issuing Treasury Bills only once a quarter so that the Trust had to extend its investment in Treasury Bills by five weeks in the second quarter and by two weeks in the third quarter periods. Administrative expenses were $71 and $210 for the third quarter and nine months of 2000, compared with $39 and $179 for the comparable 1999 periods. This increase was primarily due to an increase in legal expenses.

At September 30, 2000, the Trust had cash and cash equivalents and U. S. Treasury Bills of $73,068. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On August 14, 2000, the Trust was notified of a complaint filed on behalf of AmBase Corporation in the Delaware Court of Chancery. Among other things, the complaint asserts that the Trust is primarily liable for the dispute pending before the Tax Court of the United States (see Note 9 to the Financial Statements) and seeks injunctive relief preventing the final liquidation of the Trust.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     1. Exhibit 27 Financial Data Schedule

(b)  Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITY INVESTING COMPANY LIQUIDATING TRUST


Date: October 16, 2000                 By:      Lester J. Mantell
                                            ____________________________________
                                            Lester J. Mantell, Trustee