Form 10-K405
period 2000-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2001-02-21
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

At December 29, 2000, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.31 per Unit was approximately $51.1 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 2000. Wrapped around this report is the February 21, 2001 tax letter, pages A through D, that provides 2000 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 2000 tax consequences.

The Trust has posted on its web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements for 2001 will be available on the Trust's world wide web site no later than May 15, August 15, and November 15.

In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain of $610,000. In May 2000, the Trust sold the remaining real estate acreage for $478,000 cash and a non-recourse promissory note of approximately $3,683,000, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171,000. In February 2000, the Trust also received $20,000 as the final liquidating distribution from Global Bancorporation.

During 2000, the Trust's cash and cash equivalents, investment securities and restricted funds increased by $6,076,000 to $73,802,000. The major assets held by the Trust are investments in U.S. Treasury securities. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

Since the Trust was created, the Trust's objectives have been and continue to be maximizing the return to its Unit Holders and completing the liquidation of all assets and liabilities as efficaciously as possible.

Cordially,

Geo. T. Scharffenberger       Eben W. Pyne     Lester J. Mantell
        Trustee               Trustee          Trustee

February 21, 2001

For all information about unit holdings:

       UNITS HELD IN STREET NAME, please communicate with your bank or broker.

       REGISTERED UNIT HOLDERS, please communicate with Mellon Investor Services, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:             1-800-851-9677
                   write to:              Mellon Investor Services
                                          P.O. Box 3315,
                                          South Hackensack, NJ 07606
                   world wide web site:   http://www.mellon-investor.com

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

On July 17, 2000, the Trustees extended the time limit of the Trust's existence to September 25, 2001 from September 25, 2000 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. For a description of litigation and claims currently pending or threatened which affect the Trust, see Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The Nasdaq stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CtyLTr or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows - http://www.nasdaq-amex.com. The high and low prices for the Units during 2000 and 1999 were as follows:

                                                    2000                              1999
-----------------------------------------------------------------------------------------------------------
                                         HIGH                LOW           HIGH                LOW
-----------------------------------------------------------------------------------------------------------

First Quarter                             $1.38               $1.28         $1.31               $1.28

Second Quarter                             1.44                1.28          1.41                1.28

Third Quarter                              1.36                1.28          1.38                1.28

Fourth Quarter                             1.44                1.28          1.31                1.28
-----------------------------------------------------------------------------------------------------------

As of December 29, 2000, there were approximately 13,400 holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 2000 or 1999.

The Trust may have a contingent liability with respect to an issue raised by the Internal Revenue Service upon audit of tax returns of City Investing Company filed with respect to periods ending on or before September 25, 1985. This issue is currently pending before the Tax Court of the United States. This issue, if resolved unfavorably, would result in a substantial liability. As another party is primarily responsible and others are jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure. The Trust also may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

                                                        YEARS ENDED DECEMBER 31
-----------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT      2000          1999          1998          1997          1996
DATA)
-----------------------------------------------------------------------------------------------------------

Losses on dispositions of assets,
net                                     $(38)        $(105)         $(66)      $(1,265)        $(834)

Interest, dividend and other
income                                 3,711         3,185         3,535         3,071         4,210

Net income                             3,387         2,799         3,164         1,485         2,947

Net income per unit                        0.09          0.07          0.08          0.04          0.08

Total assets                          76,339        72,952        70,153        66,989        65,504

Book value per unit                        1.96          1.87          1.80          1.72          1.68
-----------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $3,387,000 ($0.09 per unit) in 2000 compared with $2,799,000 ($0.07 per unit) in 1999 and $3,164,000 ($0.08 per unit) in
1998. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain of $610,000. In May 2000, the Trust sold the remaining real estate acreage for $478,000 cash and a non-recourse promissory note of approximately $3,683,000 payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171,000. The deferred gain of $1,173,000 has been recorded as a reduction to the mortgage receivable of $3,683,000. In February 2000, the Trust received a final liquidating distribution of $20,000 from Global Bancorporation which resulted in a long-term capital loss of $562,000.

During 1998, the Trust realized a gain on disposition of assets of $20,000 attributable to the sale of approximately one-half of one per cent of the Trust's real estate. The remaining losses on dispositions of assets of $257,000 in 2000, compared to $105,000 in 1999 and $86,000 in 1998 consisted principally of legal fees attributable to issues that relate to periods before the liquidation of City.

Interest, dividend and other income of $3,711,000 in 2000, $3,185,000 in 1999 and $3,535,000 in 1998, was principally derived from interest earned on investment securities. In 2000, the increase was due to the Trust changing its pattern of investing.

Administrative expenses were $286,000 in 2000, $281,000 in 1999, and $305,000 in 1998.

At December 31, 2000, the Trust had cash and cash equivalents, investment securities and restricted funds of $73,802,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8 -- Note 8, 'Future Distributions of Trust Assets.'

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 2000 and 1999, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Trust's policy is to prepare its financial statements on the basis of accounting used for Federal income tax reporting purposes. Accordingly, the accompanying financial statements are not intended to present financial position, income and expenses, cash flows and changes in trust equity in conformity with accounting principles generally accepted in the United States of America.

See Note 7 to the financial statements for a description of litigation and other contingent liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Investing Company Liquidating Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, on the basis of accounting referred to above.



KPMG LLP
New York, New York
February 21, 2001

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2000              1999              1998
-----------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                     $(38)            $(105)             $(66)
Interest, dividend and other income                      3,711             3,185             3,535
-----------------------------------------------------------------------------------------------------------
Total income                                             3,673             3,080             3,469
Administrative expenses                                    286               281               305
-----------------------------------------------------------------------------------------------------------
NET INCOME                                              $3,387            $2,799            $3,164
-----------------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                         $0.09             $0.07             $0.08
-----------------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
-----------------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

----------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2000              1999
----------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                  $14               $51
Investment securities                                   73,784            67,671
Restricted funds                                             4                 4
Investments                                                 27               609
Real estate                                                 --             4,617
Mortgage receivable, net of $1,173 deferred
  gain                                                   2,510                --

----------------------------------------------------------------------------------
TOTAL ASSETS                                           $76,339           $72,952
----------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                           $76,339           $72,952
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                     $76,339           $72,952
----------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                            2000              1999              1998
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $3,387            $2,799            $3,164
Adjustments to reconcile net income to net cash
  used for operating activities:
Gain on sale of real estate                                   (781)               --               (20)
Loss on Global Bancorporation liquidation                      562                --                --
Interest income earned on investment in U.S.
  Treasuries                                                (3,519)           (3,086)           (3,271)
-----------------------------------------------------------------------------------------------------------
Net cash used for operating activities                        (351)             (287)             (127)
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of real estate                            2,888                --                --
Proceeds from Global Bancorporation liquidation                 20                --                --
Maturities of investment securities                        129,499            84,828            64,210
Purchases of investment securities                        (132,093)          (84,576)          (67,235)
Restricted funds                                                --                (1)            2,965
Proceeds from sale of real estate                               --                --                31
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing
  activities                                                   314               251               (29)
-----------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                      (37)              (36)             (156)
Cash and cash equivalents at beginning of year                  51                87               243
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $14               $51               $87
-----------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2000              1999              1998
-----------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $72,952           $70,153           $66,989
Net income                                                  3,387             2,799             3,164
-----------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                    $76,339           $72,952           $70,153
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, on September 7, 1988, April 23, 1990, September 2, 1992,
June 16, 1994, June 27, 1996, July 28, 1998, July 8, 1999 and July 17, 2000, the
Trustees extended the time limit of the Trust's existence to September 25, 1990, September 25, 1992, September 25, 1994, September 25, 1996, September 25, 1998, September 25, 1999, September 25, 2000, and then to September 25, 2001, respectively.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

if the unit holders had themselves realized the income or loss from their undivided interests in Trust assets.

Losses on dispositions of assets: Losses on dispositions of assets, net of gains, includes legal fees attributable to issues that relate to periods before the liquidation of City.

Net income per unit: Net income per unit is calculated by dividing net income of the Trust by the number of outstanding Units of Beneficial Interest.

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 2000 and December 31, 1999 consist of U.S. Treasuries and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices.


Investment securities at December 31, consist of the following:

----------------------------------------------------------------------------------------
                                         2000                           1999
                             ----------------------------   ----------------------------
                             CARRYING              FAIR     CARRYING              FAIR
($ IN THOUSANDS)              VALUE      COST      VALUE     VALUE      COST      VALUE
----------------------------------------------------------------------------------------
U.S. Treasuries              $73,784    $73,784   $76,224   $67,671    $67,671   $69,245
----------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at December 31, amounted to the following:

----------------------------------------------------------------------------------------
($ IN THOUSANDS)                                            2000                  1999
----------------------------------------------------------------------------------------
Gross unrealized gains                                    $2,440                $1,574
----------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2000 and 1999 represent a rent deposit of $4,000.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

----------------------------------------------------------------------------------------
($ IN THOUSANDS)                                            2000                  1999
----------------------------------------------------------------------------------------
Global Bancorporation                                       $ --                  $582
Oklahoma Energy Corp.                                         27                    27
----------------------------------------------------------------------------------------
Total investments                                           $ 27                  $609
----------------------------------------------------------------------------------------

The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20,000 from Global Bancorporation which resulted in a long-term capital loss of $562,000. The Trust holds 3,108,105 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At December 31, 2000 and 1999, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $152,000 and $124,000 respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - REAL ESTATE

Prior to January 2, 1990 the Trust held an undivided interest in a July 22, 1983 note received from Texas City Investment Company ('Texas City') in connection with a sale of land located in Galveston County, Texas. Texas City failed to fully pay the note in accordance with its terms. On January 2, 1990 the beneficial owners of the note (including the Trust) foreclosed on the property securing the note. As a result the Trust held an undivided interest in the property. The Trust realized a long term gain of $20,000 on a sale of approximately one-half of one per cent of the real estate during the third quarter of 1998.

During 1998, a Geophysical Option Agreement was executed to sell oil and gas leases on the property. The Agreement provided the Trust with $87,000 of income. In April 1999, 212 acres were leased and the Trust received an additional $14,000.

In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain of $610,000. In May 2000, the Trust sold the remaining real estate acreage for $478,000 cash and a non-recourse promissory note of approximately $3,683,000 payable in five equal annual installments including interest, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171,000. The deferred gain of $1,173,000 has been recorded as a reduction to the mortgage receivable of $3,683,000.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. The Trust may have a contingent liability with respect to certain issues described below:

Marina Pacifica: Environmental Protection Agency Claim. The U.S. Environmental Protection Agency ('EPA') has identified Marina Pacifica as a Potentially Responsible Party ('PRP') under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') with respect to the Site in Monterey, California. The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the third remedial stage. EPA included an updated list of 269 PRPs of which Marina Pacifica appeared 57th. Marina Pacifica did not make a counter offer.

In September 1996, the EPA issued a fourth Record of Decision specifying final remedial measures for the Site. On September 30, 1997, the EPA sent a further special notice letter to all PRPs, including Marina Pacifica, that requested a good-faith offer to perform or pay for, among other things, the final remedial measures covered by the September 1996 Record of Decision. EPA estimates the costs related to matters covered by this notice letter at $289,000,000, which includes the cost of implementation of the final remedial measures, unreimbursed costs incurred by the government (as of June 30, 1997) and an estimate of future governmental administrative and enforcement costs. The EPA included an updated list of 280 PRPs on which Marina Pacifica appeared 84th in volumetric terms. Marina Pacifica did not make a counter offer, and has not received anything further from EPA. Based on its volumetric share and other material factors, counsel would expect actual payments, if any, required of Marina Pacifica to be a small fraction of the total costs at the Site.

By letter of July 12, 2000, EPA sent Rheem Manufacturing Co. ('Rheem') a request for information pursuant to Section 104 of CERCLA respecting the Admiral Home Appliance Superfund Site ('Admiral') in Williston, South Carolina. By letter of September 18, 2000, Edward D. Barnhill, Jr., counsel for Rheem advised the Trust of EPA's July 12 letter and purported to put the Trust on notice of a potential liability respecting Admiral. Mr. Barnhill asked that, if the Trust had less than $5 million that could be allocated to a clean-up, the Trust establish a reserve for that purpose. The apparent basis for Mr. Barnhill's inquiry was that at times City Investing Co. had owned Rheem and Guerdon Industries, Inc. ('Guerdon'), that Rheem and Guerdon had at times each owned Revco, Inc. ('Revco'), and Revco had owned a manufacturing facility that utilized Admiral. The Trust replied on October 4, 2000, saying that there was no apparent basis for regarding the Trust as liable respecting Admiral and asking whether Mr. Barnhill had any evidence that might support such liability. The Trust has received nothing further from Mr. Barnhill.

By letter of October 31, 2000, to the Trust, EPA requested information pursuant to Section 104 of CERCLA about Admiral. The Trust responded to this request on December 6, 2000, advising among other things that City Investing Company had had nothing to do with day-to-day operations of Rheem, Guerdon or Revco, or with Admiral, and, on the basis of advice of counsel, was not liable for environmental or other liabilities of Rheem. The Trust has not received anything further from EPA about Admiral.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On
August 14, 2000, AmBase Corporation ('AmBase') filed an action against City Investing Company Liquidating Trust (the 'Trust') and its trustees in the Delaware Chancery Court. AmBase claimed that the Trust is primarily liable for certain potential tax liabilities (the 'Tax Obligation') arising out of City Investing Company's ('City') failure to withhold tax on interest income paid to the holders of certain debt instruments issued by a Netherlands Antilles subsidiary of City. AmBase had assumed responsibility for the Tax Obligation and had defended against the Internal Revenue Service's assertion of its claims in the Tax Court. Proceedings in the Tax Court have been completed but no decision has yet been rendered. The present amount of the potential Tax Obligation with accrued interest is approximately $140 million. AmBase also seeks the recovery of expenses incurred in defense of the matter. It is the Trust's position that AmBase is liable for the Tax Obligation under the terms of an Assignment and Assumption Agreement dated as of August 30, 1985 (the 'Assumption Agreement') between City and AmBase. The Trust moved to dismiss the AmBase complaint and the Delaware Chancery Court dismissed the complaint on statute-of-limitations grounds on January 3, 2001. On February 7, 2001 the Delaware Chancery Court denied AmBase's Motion for Reargument. On January 30, 2001 AmBase refiled its complaint in the United States District Court for the Southern District of New York. The Trust believes that AmBase assumed liability for the Tax Obligation under the Assumption Agreement and will vigorously defend against AmBase's claim.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Income Tax Matters. The Trust may have a contingent liability with respect to the issue described in the preceding paragraph. This issue is currently pending before the Tax Court of the United States. This issue, if resolved unfavorably, would result in a substantial liability. As another party is primarily responsible and others are jointly responsible for this contingent liability, the Trust is unable to estimate the ultimate cost, if any, of its exposure.

Other Matters. The Trust also remains subject to possible claims by other third parties.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2001 with a monthly rental payment of $2,350. Rent expense was $26,000 in 2000, $22,000 in 1999, and $17,000 in 1998.

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

Geo T. Scharffenberger (81) was a director and Chairman of the Board of AmBase Corporation until January 26, 1993. Mr. Scharffenberger was formerly Chairman and a director of City and served as City's Chief Executive Officer from 1966 until May 1985.

Eben W. Pyne (83) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He was also a director of City.

Lester J. Mantell (63) was an Assistant Vice President -- Tax of AmBase Corporation from April 1995 to December 1996. He served as the Executive Vice President, Chief Financial Officer and Treasurer of AmBase Corporation from October 1994 to January 1995.

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

There are no plans, pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the Trustees, except for amounts that one Trustee may receive as a holder of Units of Beneficial Interest.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 5 to Schedule 13D of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of September 11, 1992, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of January 9, 2001, and from Amendment No. 2 to
Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 18, 2000.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------

GOLDMAN, SACHS & CO.                                           12,615,564     32.4%
85 Broad Street, New York, NY 10004
FARALLON CAPITAL MANAGEMENT, L.L.C.                            11,888,029     30.4%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111
FRANKLIN MUTUAL ADVISERS, LLC                                   6,383,109     16.4%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         30,886,702     79.2%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 12, 2001.

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

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April 23, 1990 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September
                2, 1992 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000).

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

(b)       Form 8-K
          The Trust was not required to file a report on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of February 2001.



CITY INVESTING COMPANY LIQUIDATING TRUST



LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 21st day of February 2001.

A majority of the Trustees:



GEO. T. SCHARFFENBERGER
Trustee



EBEN W. PYNE
Trustee



LESTER J. MANTELL
Trustee

CITY INVESTING COMPANY LIQUIDATING TRUST        Fed. I.D. #13-6859211    February 21, 2001

                    2000 U.S. FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 2000. You should use this information in preparing your 2000 U.S. Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 2000, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit
[Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 2000, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

    Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.      Interest Income -- line 1, Schedule B
        Tax Item 2.       Dividend Income -- line 5, Schedule B
        Tax Item 3.       Net Long-Term Capital Gain/(Loss) -- line 12, Schedule D,
                          Column (f)
        Tax Item 4.       Gain on Sale of Real Estate -- With Installment Sale Method
                          4a. Selling Price -- line 5, Schedule 6252
                          4b. Cost of Property Sold -- line 8, Schedule 6252
                          4c. Other Selling Expense -- line 11, Schedule 6252
                          4d. Payments Received During Year -- line 21, Schedule 6252
        Tax Item 5.       Miscellaneous Income -- line 21
        Tax Item 6.       Trust Expenses -- line 22, Schedule A, (if you itemize
                          deductions)
        Tax Item 7.       Adjustment to Basis -- WITH INSTALLMENT SALE METHOD -- FOR
                          INFORMATION PURPOSES
        Tax Item 8.       Gain on Sale of Real Estate -- Without Installment Sale
                          Method -- line 12, Schedule D, Column (f)
        Tax Item 9.       Adjustment to Basis -- WITHOUT INSTALLMENT SALE
                          METHOD -- FOR INFORMATION PURPOSES

    THIS LETTER IS NOT INTENDED TO PROVIDE INCOME TAX ADVICE RELATING TO THE ACQUISITION, HOLDING AND DISPOSITION OF UNITS, YOU ARE STRONGLY ENCOURAGED TO DISCUSS THE INCOME TAX CONSEQUENCES OF ACQUIRING, HOLDING AND DISPOSING OF UNITS WITH YOUR TAX ADVISOR.

For all information about UNIT HOLDINGS:

        UNITS HELD IN STREET NAME, please communicate with your bank or broker.

       REGISTERED UNIT HOLDERS, please communicate with Mellon Investor Services, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:   1-800-851-9677
                   write to:    Mellon Investor Services, P.O. Box 3315, South Hackensack,
                                NJ 07606
                   web site:    http://www.mellon-investor.com

For current FINANCIAL (10-K & 10-Q) AND TAX INFORMATION, please go to our world wide web site:

                                http://www.cnvlz.com.

For all OTHER INFORMATION please communicate with us at:

                   write to:    CITY INVESTING COMPANY LIQUIDATING TRUST
                                99 University Place, 7th floor, New York, NY 10003-4528
                   telephone:   212-473-1918       fax: 212-473-3927       e-mail:
                                mantell@cnvlz.com

CITY INVESTING COMPANY LIQUIDATING TRUST UNITS TRADE ON THE NASDAQ STOCK MARKET AND APPEAR DAILY IN THE LIST ENTITLED SMALL CAPITALIZATION ISSUES UNDER THE SYMBOL OF CTYLTR OR CNVLZ.

                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                                 I                                           II
                                                        TOTAL IF HELD FROM
                                                         JANUARY 1 THROUGH
                                                            DECEMBER 31                                   JANUARY
                                            A            x          B         =        C          A            x          B
------------------------------------------------------------------------------------------------------------------------------
                                         AMOUNT                                                AMOUNT
TAX ITEM:*                                 PER                    NO. OF            TAXABLE      PER                    NO. OF
                                          UNIT           x        UNITS       =     AMOUNT#     UNIT           x        UNITS
------------------------------------------------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations         0.093042        x                    =                0.018763        x
     b) All Other                        0.000197        x                    =                0.000000        x
     c) Total Interest Income (1a+1b)    0.093239        x                    =                0.018763        x
2.   Dividend Income                     0.000162        x                    =                0.000011        x
3.   Net Long-Term Capital
     Gain/(Loss):                       (0.004348)       x                    =               (0.000333)       x
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Selling Price                    0.108280        x                    =                0.000000        x
     b) Cost of Property Sold            0.072261        x                    =                0.000000        x
     c) Other Selling Expense            0.001544        x                    =                0.000000        x
     d) Payments Received During Year    0.013793        x                    =                0.000000        x
     e) Installment Sale Income          0.004392        x                    =                0.000000        x
5.   Miscellaneous Income                0.002494        x                    =                0.001081        x
6.   Trust Expenses                      0.009031        x                    =                0.000942        x
7.   ADJUSTMENT TO BASIS -- WITH IN-
     STALLMENT SALE METHOD TAX ITEMS
     (1c+2+3+4e+5-6)                     0.086908        x                    =                0.018580        x
8.   Gain on Sale of Real Estate --
     Without Installment Sale Method
     (4a-4b-4c)                          0.034475        x                    =                0.000000        x
9.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX ITEMS
     (1c+2+3+5-6+8)                      0.116991        x                    =                0.018580        x

                                               III
                                             FEBRUARY
--------------------------------------------------------------------------
        =        C         A            x          B         =        C
TAX                      AMOUNT
              TAXABLE     PER                    NO. OF            TAXABLE
        =     AMOUNTo     UNIT          x        UNITS       =     AMOUNTo
--------------------------------------------------------------------------
1.
        =               0.000000        x                    =
        =               0.000000        x                    =
        =               0.000000        x                    =
2.      =               0.000014        x                    =
3.
        =               0.001217        x                    =
4.
        =               0.000000        x                    =
        =               0.000000        x                    =
        =               0.000000        x                    =
        =               0.000000        x                    =
        =               0.000000        x                    =
5.      =               0.000000        x                    =
6.      =               0.000872        x                    =
7.
        =               0.000359        x                    =
8.
        =               0.000000        x                    =
9.
        =               0.000359        x                    =



                                                             VIII                                          IX
                                                             JULY                                        AUGUST
----------------------------------------------------------------------------------------------------------------------------
                                          A            x          B         =        C          A            x          B
                                       AMOUNT                                                AMOUNT
TAX ITEM:*                               PER                    NO. OF            TAXABLE      PER                    NO. OF
                                        UNIT           x        UNITS       =     AMOUNTo     UNIT           x        UNITS
----------------------------------------------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations       0.000000        x                    =                0.023855        x
     b) All Other                      0.000000        x                    =                0.000000        x
     c) Total Interest Income
     (1a+1b)                           0.000000        x                    =                0.023855        x
2.   Dividend Income                   0.000022        x                    =                0.000020        x
3.   Net Long-Term Capital
     Gain/(Loss):                      0.000000        x                    =                0.000000        x
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Selling Price                  0.000000        x                    =                0.000000        x
     b) Cost of Property Sold          0.000000        x                    =                0.000000        x
     c) Other Selling Expense          0.000000        x                    =                0.000000        x
     d) Payments Received During
     Year                              0.000000        x                    =                0.000000        x
     e) Installment Sale Income        0.000000        x                    =                0.000000        x
5.   Miscellaneous Income              0.000000        x                    =                0.000000        x
6.   Trust Expenses                    0.000427        x                    =                0.000252        x
7.   ADJUSTMENT TO BASIS -- WITH IN-
     STALLMENT SALE METHOD TAX ITEMS
     (1c+2+3+4e+5-6)                  (0.000405)       x                    =                0.023623        x
8.   Gain on Sale of Real Estate --
     Without Installment Sale Method
     (4a-4b-4c)                        0.000000        x                    =                0.000000        x
9.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+5-6+8)             (0.000405)       x                    =                0.023623        x

                                                 X
                                             SEPTEMBER
---------------------------------------------------------------------------
        =        C          A            x          B         =        C
TAX                      AMOUNT
              TAXABLE      PER                    NO. OF            TAXABLE
        =     AMOUNTo     UNIT           x        UNITS       =     AMOUNTo
---------------------------------------------------------------------------
1.
        =                0.000000        x                    =
        =                0.000197        x                    =
        =                0.000197        x                    =
2.      =                0.000009        x                    =
3.
        =               (0.000061)       x                    =
4.
        =                0.000000        x                    =
        =                0.000000        x                    =
        =                0.000000        x                    =
        =                0.000000        x                    =
        =                0.000000        x                    =
5.      =                0.000518        x                    =
6.      =                0.001131        x                    =
7.
        =               (0.000468)       x                    =
8.
        =                0.000000        x                    =
9.
        =               (0.000468)       x                    =

--------------
* The Trust Tax Items for 2000 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 2000 U.S. Federal income tax return.
# Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 2000.
o Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.
! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-

SCHEDULE OF 2000 U.S. FEDERAL TAX ITEMS

                                                          IV                                         V                       VI
                                                         MARCH                                     APRIL                     MAY
----------------------------------------------------------------------------------------------------------------------------------
                                           A        x      B       =        C          A       x     B       =       C        A
                                         AMOUNT                                      AMOUNT                                 AMOUNT
TAX ITEM:*                                PER            NO. OF          TAXABLE      PER          NO. OF         TAXABLE    PER
                                          UNIT      x    UNITS     =     AMOUNTo     UNIT      x   UNITS     =    AMOUNTo   UNIT
-----------------------------------------------------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations        0.000000    x              =                0.021236   x             =             0.000000
     b) All Other                       0.000000    x              =                0.000000   x             =             0.000000
     c) Total Interest Income
     (1a+1b)                            0.000000    x              =                0.021236   x             =             0.000000
2.   Dividend Income                    0.000007    x              =                0.000004   x             =             0.000016
3.   Net Long-Term Capital
     Gain/(Loss):                       0.000000    x              =                0.000000   x             =             0.000000
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Selling Price                   0.000000    x              =                0.000000   x             =             0.000000
     b) Cost of Property Sold           0.000000    x              =                0.000000   x             =             0.000000
     c) Other Selling Expense           0.000000    x              =                0.000000   x             =             0.000000
     d) Payments Received During
     Year                               0.000000    x              =                0.000000   x             =             0.000000
     e) Installment Sale Income         0.000000    x              =                0.000000   x             =             0.000000
5.   Miscellaneous Income               0.000000    x              =                0.000000   x             =             0.000895
6.   Trust Expenses                     0.000546    x              =                0.000560   x             =             0.000859
7.   ADJUSTMENT TO BASIS -- WITH IN-
     STALLMENT SALE METHOD TAX ITEMS
     (1c+2+3+4e+5-6)                   (0.000539)   x              =                0.020680   x             =             0.000052
8.   Gain on Sale of Real Estate --
     Without Installment Sale Method
     (4a-4b-4c)                         0.000000    x              =                0.000000   x             =             0.000000
9.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+5-6+8)              (0.000539)   x              =                0.020680   x             =             0.000052






                                                                   VII
                                                                   JUNE

----------------------------------------------------------------------------------------------
           x        B         =        C          A          x        B         =        C
                                               AMOUNT
                  NO. OF            TAXABLE      PER                NO. OF            TAXABLE
           x      UNITS       =     AMOUNTo     UNIT         x      UNITS       =     AMOUNTo
----------------------------------------------------------------------------------------------
1.
           x                  =                0.002693      x                  =
           x                  =                0.000000      x                  =
           x                  =                0.002693      x                  =
2.         x                  =                0.000033      x                  =
3.
           x                  =               (0.000359)     x                  =
4.
           x                  =                0.108280      x                  =
           x                  =                0.072261      x                  =
           x                  =                0.001544      x                  =
           x                  =                0.013793      x                  =
           x                  =                0.004392      x                  =
5.         x                  =                0.000000      x                  =
6.         x                  =                0.000473      x                  =
7.
           x                  =                0.006286      x                  =
8.
           x                  =                0.034475      x                  =
9.
           x                  =                0.036369      x                  =








                                                              XI                                      XII                   XIII
                                                            OCTOBER                                NOVEMBER               DECEMBER
----------------------------------------------------------------------------------------------------------------------------------
                                            A           x       B     =      C         A       x       B    =      C        A
                                          AMOUNT                                     AMOUNT                               AMOUNT
TAX ITEM:*                                 PER               NO. OF        TAXABLE    PER           NO. OF       TAXABLE    PER
                                          UNIT          x     UNITS   =     AMOUNTo   UNIT     x     UNITS  =    AMOUNTo   UNIT
----------------------------------------------------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations          0.022837      x             =             0.003658   x            =            0.000000
     b) All Other                         0.000000      x             =             0.000000   x            =            0.000000
     c) Total Interest Income
     (1a+1b)                              0.022837      x             =             0.003658   x            =            0.000000
2.   Dividend Income                      0.000011      x             =             0.000006   x            =            0.000009
3.   Net Long-Term Capital
     Gain/(Loss):                        (0.003336)     x             =             0.000000   x            =           (0.001476)
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Selling Price                     0.000000      x             =             0.000000   x            =            0.000000
     b) Cost of Property Sold             0.000000      x             =             0.000000   x            =            0.000000
     c) Other Selling Expense             0.000000      x             =             0.000000   x            =            0.000000
     d) Payments Received During
     Year                                 0.000000      x             =             0.000000   x            =            0.000000
     e) Installment Sale Income           0.000000      x             =             0.000000   x            =            0.000000
5.   Miscellaneous Income                 0.000000      x             =             0.000000   x            =            0.000000
6.   Trust Expenses                       0.001933      x             =             0.000271   x            =            0.000765
7.   ADJUSTMENT TO BASIS -- WITH IN-
     STALLMENT SALE METHOD TAX ITEMS
     (1c+2+3+4e+5-6)                      0.017579      x             =             0.003393   x            =           (0.002232)
8.   Gain on Sale of Real Estate --
     Without Installment Sale Method
     (4a-4b-4c)                           0.000000      x             =             0.000000   x            =            0.000000
9.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+5-6+8)                 0.017579      x             =             0.003393   x            =           (0.002232)


                                                                        XIV
                                                               TOTAL IF HELD ON SOME,
                                                                    BUT NOT ALL,
                                                              FIRST DAYS OF EACH MONTH
----------------------------------------------------------------------------------------
                                                           IIC + IIIC + IVC + VC + VIC +
           x          B       =        C                       VIIC + VIIIC + IXC +
                   NO. OF            TAXABLE                  XC + XIC + XIIC + XIIIC
           x       UNITS      =     AMOUNT                       TAXABLE AMOUNT!
----------------------------------------------------------------------------------------
1.
           x                  =
           x                  =
           x                  =
2.         x                  =
3.
           x                  =
4.
           x                  =
           x                  =
           x                  =
           x                  =
           x                  =
5.         x                  =
6.         x                  =
7.
           x                  =
8.
           x                  =
9.
           x                  =



                                      -C-

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