Form 10-Q
period 2001-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2001-04-19
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


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

Yes [X]      No [ ]


At March 30, 2001 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              Statements of Income
                           Three Months ended March 31
                                   (Unaudited)


---------------------------------------------------------------------------------
($ in thousands, except per unit data)                         2001          2000
---------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net                 ($169)          $34
Interest, dividend and other income                           1,035           759
---------------------------------------------------------------------------------
Total income                                                    866           793
Administrative expenses                                          56            76
---------------------------------------------------------------------------------
Net income                                                     $810          $717
---------------------------------------------------------------------------------
Net income per unit                                           $0.02         $0.02
---------------------------------------------------------------------------------
Outstanding units                                            38,979        38,979
---------------------------------------------------------------------------------


                                 Balance Sheets

---------------------------------------------------------------------------------
                                                        (Unaudited)
                                                          March 31,   December 31,
($ in thousands)                                               2001          2000
---------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                      $127           $14
U.S. Treasuries                                              74,481        73,784
Restricted funds                                                  4             4
Investments                                                      27            27
Mortgage receivable,  net of $1,173 deferred gain             2,510         2,510
---------------------------------------------------------------------------------
Total assets                                                $77,149       $76,339
---------------------------------------------------------------------------------
Liabilities and trust equity
Trust equity                                                $77,149       $76,339
---------------------------------------------------------------------------------
Total liabilities and trust equity                          $77,149       $76,339
---------------------------------------------------------------------------------



See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                           Three Months ended March 31
                                   (Unaudited)


---------------------------------------------------------------------------------------
($ in thousands)                                                    2001          2000
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                          $810          $717
Adjustments to reconcile net income to net cash
   used for operating activities:
Gain on sale of real estate                                            -          (610)
Loss on Global Bancorporation liquidation                              -           562
Interest income earned on investment in U.S. Treasuries           (1,033)         (731)
---------------------------------------------------------------------------------------
Net cash used for operating activities                              (223)          (62)
---------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                      -         2,410
Proceeds from Global Bancorporation liquidation                        -            20
Maturities of U.S. Treasuries                                     18,551        17,140
Purchases of U.S. Treasuries                                     (18,215)      (19,514)
---------------------------------------------------------------------------------------
Net cash provided by investing activities                            336            56
--------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 113            (6)
Cash and cash equivalents at beginning of year                        14            51
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $127           $45
---------------------------------------------------------------------------------------

                      Statements of Changes in Trust Equity
                           Three Months ended March 31
                                   (Unaudited)

---------------------------------------------------------------------------------------
($ in thousands)                                                    2001          2000
---------------------------------------------------------------------------------------
Balance at  December 31                                          $76,339       $72,952
Net income                                                           810           717
---------------------------------------------------------------------------------------
Balance at March 31                                              $77,149       $73,669
---------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                ($ in thousands)

Note 1 - Organization

The March 31, 2001 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

Note 3 - Gains (Losses) on Dispositions of Assets

Gains (losses) on dispositions of assets, net, include legal fees attributable to issues that relate to periods before the liquidation of City Investing Company ("City")

Note 4 - Trust Agreement

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed on September 25, 1985.

Note 5 - Investment Securities

Investment securities consist of U.S. Treasuries and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


-----------------------------------------------------------------------------------------------------------------
                                          March 31, 2001                                 December 31, 2000
                         --------------------------------------------      --------------------------------------
                            Carrying                          Fair           Carrying                      Fair
($ in thousands)               Value           Cost          Value              Value          Cost       Value
-----------------------------------------------------------------------------------------------------------------
U.S. Treasuries              $74,481        $74,481        $77,079            $73,784        $73,784    $76,224
-----------------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities, at March 31, 2001 and December 31, 2000, were $2,598 and $2,440, respectively.

Note 6 - Restricted Funds

Restricted funds at March 31, 2001 and December 31, 2000 represent a rent deposit of $4.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                ($ in thousands)

Note 7 - Investments

Investments are as follows:

-----------------------------------------------------------------------
                                       March 31,         December 31,
($ in thousands)                            2001                 2000
-----------------------------------------------------------------------
Oklahoma Energy Corp.                        $27                  $27
-----------------------------------------------------------------------

The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. The Trust holds 3,108,105 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At March 30, 2001 and December 31, 2000, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $85 and $152, respectively.

Note 8 - Real Estate

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

In February 2000, the Trust sold 39 percent of the real estate acreage for $2,410 cash, which resulted in a recognized long-term capital gain of $610. In May 2000, the Trust sold the remaining real estate acreage for $478 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments including interest, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. The deferred gain of $1,173 has been recorded as a reduction to the mortgage receivable of $3,683.

Note 9 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On August 4, 2000, AmBase Corporation ("AmBase") filed an action against the Trust and its Trustees in the Delaware Chancery Court. AmBase claimed that the Trust is primarily liable for certain potential tax liabilities (the "Tax Obligation") arising out of City's failure to withhold tax on interest income paid to the holders of certain debt instruments issued by a Netherlands Antilles subsidiary of City. AmBase had assumed responsibility for the Tax Obligation and had defended against the Internal Revenue Service's assertion of its claims in the Tax Court. Proceedings in the Tax Court have been completed but no decision has yet been rendered. The present amount of the potential Tax Obligation with accrued interest is approximately $140 million. AmBase also sought the recovery of expenses incurred in defense of the matter. It is the Trust's position that AmBase is liable for the Tax Obligation under the terms of an Assignment and Assumption Agreement dated as of August 30, 1985 (the "Assumption Agreement") between City and AmBase and that AmBase is barred from asserting any claim against the Trust because the applicable statutes of limitations and doctrine of laches both bar an AmBase suit filed more than 14 years after AmBase assumed responsibility for the Tax Obligation.

The Trust moved to dismiss the AmBase complaint.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                ($ in thousands)

On January 3, 2001, the Delaware Chancery Court granted the Trust's motion and dismissed the complaint on statute-of-limitations and laches grounds. On February 7, 2001, the Delaware Chancery Court denied AmBase's Motion for Reargument. After filing a Notice of Appeal to the Supreme Court of Delaware, on March 22, 2001 AmBase voluntarily dismissed its appeal, effectively ending the Delaware action.

On January 30, 2001 AmBase filed in the United States District Court for the Southern District of New York a second complaint seeking to avoid the liability which it had assumed under the Assumption Agreement and asserting additional claims against the individual Trustees of the Trust. On February 23, 2001, the Trust moved to dismiss the new AmBase complaint on the grounds of : (1) collateral estoppel; (2) the statute of limitations; and (3) laches. The Trust believes that AmBase assumed liability for the Tax Obligation under the Assumption Agreement and in any event, impermissibly delayed its claims to the contrary. Having successfully defended against AmBase's claims in Delaware, the Trust will vigorously defend against AmBase's claims in New York.

The Trust also may have a contingent liability to the United States Environmental Protection Agency and other third parties.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2001 with a monthly rental payment of $2.

Note 10 - Future Distributions of Trust Assets

The existence of the contingent liabilities referred to in Note 9 will affect the timing of future distributions of Trust assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $810 ($0.02 per unit) in the quarter ended March 31, 2001, compared to net income of $717 ($0.02 per unit) in the first quarter of 2000. The reported gains (losses) on the dispositions of assets, net, reflect losses of $169 in 2001 as compared to gains of $34 in 2000. In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410 in cash which resulted in a recognized long-term capital gain of $610. In February 2000, the Trust also received a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. Other expenses affecting gains (losses) on disposition of assets, net, consist principally of legal fees attributable to issues that relate to periods before the liquidation of City.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $1,035 in the first quarter of 2001, compared with $759 in the first quarter of 2000. The increase in the 2001 period was primarily due to an increase in the yield on investment securities compared to the 2000 period. Administrative expenses were $56 and $76 in the first quarters of 2001 and 2000, respectively. The lower level of expenses related to transfer agent fees and annual report and tax information mailing costs not being paid during the first quarter of 2001 as they were in 2000.

At March 31, 2001, the Trust had cash and cash equivalents and U. S. Treasuries of $74,608. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On August 4, 2000, AmBase Corporation ("AmBase") filed an action against the Trust and its Trustees in the Delaware Chancery Court. AmBase claimed that the Trust is primarily liable for certain potential tax liabilities (the "Tax Obligation") arising out of City's failure to withhold tax on interest income paid to the holders of certain debt instruments issued by a Netherlands Antilles subsidiary of City. AmBase had assumed responsibility for the Tax Obligation and had defended against the Internal Revenue Service's assertion of its claims in the Tax Court. Proceedings in the Tax Court have been completed but no decision has yet been rendered. The present amount of the potential Tax Obligation with accrued interest is approximately $140 million. AmBase also sought the recovery of expenses incurred in defense of the matter. It is the Trust's position that AmBase is liable for the Tax Obligation under the terms of an Assignment and Assumption Agreement dated as of August 30, 1985 (the "Assumption Agreement") between City and AmBase and that AmBase is barred from asserting any claim against the Trust because the applicable statutes of limitations and doctrine of laches both bar an AmBase suit filed more than 14 years after AmBase assumed responsibility for the Tax Obligation. The Trust moved to dismiss the AmBase complaint.

On January 3, 2001, the Delaware Chancery Court granted the Trust's motion and dismissed the complaint on statute-of-limitations and laches grounds. On February 7, 2001, the Delaware Chancery Court denied AmBase's Motion for Reargument. After filing a Notice of Appeal to the Supreme Court of Delaware, on March 22, 2001 AmBase voluntarily dismissed its appeal, effectively ending the Delaware action.

On January 30, 2001 AmBase filed in the United States District Court for the Southern District of New York a second complaint seeking to avoid the liability which it had assumed under the Assumption Agreement and asserting additional claims against the individual Trustees of the Trust. On February 23, 2001, the Trust moved to dismiss the new AmBase complaint on the grounds of : (1) collateral estoppel; (2) the statute of limitations; and (3) laches. The Trust believes that AmBase assumed liability for the Tax Obligation under the Assumption Agreement and in any event, impermissibly delayed its claims to the contrary. Having successfully defended against AmBase's claims in Delaware, the Trust will vigorously defend against AmBase's claims in New York.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    None.

(b) Reports on Form 8-K:

    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY INVESTING COMPANY LIQUIDATING TRUST

Date: April 18, 2001                  By: LESTER J. MANTELL
                                          -------------------------------------
                                          Trustee