Form 10-Q
period 2001-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2001-07-24
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Transition period from              to
                                         ------------    ------------


                         Commission File Number 0-13881


                    CITY INVESTING COMPANY LIQUIDATING TRUST

             (Exact name of registrant as specified in its charter)


                Delaware                                13-6859211
         (State of organization)           (I.R.S. Employer Identification No.)


     99 University Place, 7th Floor                     10003-4528
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

Yes    X      No
    -------      --------


At June 29, 2001 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              Statements of Income
                   Second Quarter and Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                       Six Months
($ in thousands, except per unit data)                  2001             2000              2001               2000
------------------------------------------------------------------------------------------------------------------

Gains (losses) on dispositions of assets, net            ($1)            $157             ($170)              $191
Interest, dividend and other income                    1,853              959             2,888              1,718
------------------------------------------------------------------------------------------------------------------

Total income                                           1,852            1,116             2,718              1,909
Administrative expenses                                   92               63               148                139
------------------------------------------------------------------------------------------------------------------

Net income                                            $1,760           $1,053            $2,570             $1,770
------------------------------------------------------------------------------------------------------------------


Net income per unit                                    $0.05            $0.03             $0.07             $ 0.05
------------------------------------------------------------------------------------------------------------------


Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------



                                 Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
                                                                                       June 30,       December 31,
($ in thousands)                                                                          2001               2000
------------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                                   $45                $14
U.S. Treasuries                                                                          76,825             73,784
Restricted funds                                                                              4                  4
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 2,008              2,510
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $78,909            $76,339
------------------------------------------------------------------------------------------------------------------


Liabilities and trust equity
Trust equity                                                                            $78,909            $76,339
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $78,909            $76,339
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2001               2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                               $2,570             $1,770
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                                                (183)              (781)
Loss on Global Bancorporation liquidation                                                     -                562
Interest income earned on investment in U.S. Treasuries                                  (2,590)            (1,664)
------------------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                     (203)              (113)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685              2,886
Proceeds from mortgage receivable interest                                                  275                  -
Proceeds from Global Bancorporation liquidation                                               -                 20
Maturities of investment securities                                                      40,183             58,015
Purchases of investment securities                                                      (40,909)           (60,673)
Restricted funds                                                                              -                 (1)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   234                247
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    31                134
Cash and cash equivalents at beginning of year                                               14                 51
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $45               $185
------------------------------------------------------------------------------------------------------------------


                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2001               2000
------------------------------------------------------------------------------------------------------------------
Balance at  December 31                                                                 $76,339            $72,952
Net income                                                                                2,570              1,770
------------------------------------------------------------------------------------------------------------------

Balance at June 30                                                                      $78,909            $74,722
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                ($ in thousands)

Note 1 - Organization

The June 30, 2001 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

Note 3 - Gains (Losses) on Dispositions of Assets

Gains (losses) on dispositions of assets, net, include legal fees attributable to issues that relate to periods before the liquidation of City Investing Company ("City").

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

Note 5 - Investment Securities

Investment securities consist of U.S. Treasuries and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------------
                                     June 30, 2001                                     December 31, 2000
                        -----------------------------------------          ----------------------------------------
                            Carrying                          Fair           Carrying                          Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasuries              $76,825        $76,825        $78,608            $73,784     $73,784       $76,224
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities at June 30, 2001 and December 31, 2000, are $1,783 and $2,440, respectively.

Note 6 - Restricted Funds

Restricted funds at June 30, 2001 and December 31, 2000 represent a rent deposit of $4.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                ($ in thousands)

Note 7 - Investments

Investments are as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,         December 31,
($ in thousands)                                                                          2001                 2000
-------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                      $27                  $27
------------------------------------------------------------------------------------------------------------------


The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. As a result of a 10 for 1 reverse split, the Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At June 30, 2001 and December 31, 2000, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $11 and $15, respectively.

Note 8 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410 cash, which resulted in a recognized long-term capital gain of $610. In May 2000, the Trust sold its remaining real estate acreage for $478 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments including interest, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. The deferred gain of $1,173 has been recorded as a reduction to the mortgage receivable of $3,683. On June 1, 2001, the first of the five annual installments, $960 cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183.

Note 9 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On August 14, 2000, AmBase Corporation ("AmBase") filed an action against the Trust and its Trustees in the Delaware Chancery Court. AmBase claimed that the Trust is primarily liable for certain potential tax liabilities (the "Tax Obligation") arising out of City's failure to withhold tax on interest income paid to the holders of certain debt instruments issued by a Netherlands Antilles subsidiary of City. AmBase had assumed responsibility for the Tax Obligation and had defended against the Internal Revenue Service's assertion of its claims in the Tax Court. The present amount of the potential Tax Obligation with accrued interest is approximately $140 million. AmBase also sought the recovery of expenses incurred in defense of the matter. It is the Trust's position that AmBase is liable for the Tax Obligation under the terms of an Assignment and Assumption Agreement dated as of August 30, 1985 (the "Assumption Agreement") between City and AmBase and that AmBase is barred from asserting any claim against the Trust because the applicable statutes of limitations and doctrine of laches both bar an AmBase suit filed more than 14 years after AmBase assumed responsibility for the Tax Obligation. The Trust moved to dismiss the AmBase complaint.

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

On January 30, 2001 AmBase filed in the United States District Court for the Southern District of New York a second complaint seeking to avoid the liability which it had assumed under the Assumption Agreement and asserting additional claims against the individual Trustees of the Trust. On February 23, 2001, the Trust moved to dismiss the new AmBase complaint on the grounds of: (1) collateral estoppel; (2) the statute of limitations; and (3) laches. The Trust believes that AmBase assumed liability for the Tax Obligation under the Assumption Agreement and in any event, impermissibly delayed its claims to the contrary. Having successfully defended against AmBase's claims in Delaware, the Trust will vigorously defend against AmBase's claims in New York.

On May 23, 2001, the United States Tax Court ruled against the Internal Revenue Service ("I.R.S."), holding that City and therefore AmBase did not have an obligation to pay withholding tax on interest payments made to its Netherlands Antilles affiliate. The I.R.S. has until August 21, 2001, to decide whether it will appeal this decision.

Lease Commitment. The Trust agreed to enter into a one-year lease of office space that expires June 30, 2002 with a monthly rental payment of $3.

Note 10 - Future Distributions of Trust Assets

Pending final resolution of the possible I.R.S. appeal and possible claims by the United States Environmental Protection Agency and other third parties, see
Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $1,760 ($0.05 per unit) in the second quarter of 2001 and net income of $2,570 ($0.07 per unit) in the six-month period ended June 30, 2001, compared to net income of $1,053 ($0.03 per unit) and net income of $1,770 ($0.05 per unit) in the corresponding 2000 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $1 in the second quarter and $170 in six- month period of 2001 as compared to gains of $157 and $191 in the respective 2000 periods, attributable to an increase in legal fees relating to issues in periods before the liquidation of City. In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410 cash, which resulted in a recognized long-term capital gain of $610. In May 2000, the Trust sold its remaining real estate acreage for $478 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. The deferred gain of $1,173 has been recorded as a reduction to the mortgage receivable of $3,683. On June 1, 2001, the first of the five annual installments, $960 cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183. In February 2000, the Trust also received $20 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $1,853 and $2,888 in the second quarter and six months ended June 30, 2001, and $959 and $1,718 in the corresponding 2000 periods. The increase in the second quarter and six-month period of 2001 was primarily due to an increase in the yield on investment securities compared to the 2000 periods. Administrative expenses were $92 and $148 for the second quarter and six months of 2001, compared with $63 and $139 for the comparable 2000 periods.

At June 30, 2001, the Trust had cash and cash equivalents and U. S. Treasuries of $76,870. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 and Form 10-Q for the quarter ended March 31, 2001 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On May 23, 2001, the United States Tax Court ruled against the Internal Revenue Service ("I.R.S."), holding that City and therefore AmBase did not have an obligation to pay withholding tax on interest payments made to a Netherlands Antilles affiliate. The I.R.S. has until August 21, 2001, to decide whether it will appeal this decision.

Pending final resolution of this appeal and possible claims by the United States Environmental Protection Agency and other third parties, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 23, 2001, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2002, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 23, 2001.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CITY INVESTING COMPANY LIQUIDATING TRUST

Date:    July 23, 2001                  By:    LESTER J. MANTELL
                                               Trustee