Form 10-Q
period 2001-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2001-10-23
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from __________ to ____________

                         Commission File Number 0-13881

                    CITY INVESTING COMPANY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)


                 Delaware                                    13-6859211
          (State of organization)             (I.R.S. Employer Identification No.)

      99 University Place, 7th Floor
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

Yes  [X]      No  [ ]

At September 28, 2001 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                              Statements of Income
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                       Nine Months
($ in thousands, except per unit data)                  2001             2000              2001               2000
------------------------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net            $(3)             $(2)            $(173)              $189
Interest, dividend and other income                    1,137              960             4,025              2,678
------------------------------------------------------------------------------------------------------------------
Total income                                           1,134              958             3,852              2,867
Administrative expenses                                   43               71               191                210
------------------------------------------------------------------------------------------------------------------
Net income                                            $1,091             $887            $3,661             $2,657
------------------------------------------------------------------------------------------------------------------
Net income per unit                                    $0.02            $0.02             $0.09              $0.07
------------------------------------------------------------------------------------------------------------------
Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------


                                 Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2001               2000
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                    $6                $14
U.S. Treasuries                                                                          77,954             73,784
Restricted funds                                                                              5                  4
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 2,008              2,510
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $80,000            $76,339
------------------------------------------------------------------------------------------------------------------
Liabilities and trust equity
Trust equity                                                                            $80,000            $76,339
------------------------------------------------------------------------------------------------------------------
Total liabilities and trust equity                                                      $80,000            $76,339
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                         Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2001               2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                               $3,661             $2,657
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of real estate                                                                (183)              (781)
Loss on Global Bancorporation liquidation                                                     -                562
Interest income earned on investment in U.S. Treasuries                                  (3,448)            (2,594)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                         30               (156)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685              2,888
Proceeds from Global Bancorporation liquidation                                               -                 20
Maturities of investment securities                                                      59,547             94,363
Purchases of investment securities                                                      (60,269)           (97,102)
Restricted funds, net                                                                        (1)                 -
------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                        (38)               169
------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                         (8)                13
Cash and cash equivalents at beginning of year                                               14                 51
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $6                $64
------------------------------------------------------------------------------------------------------------------

                      Statement of Changes in Trust Equity
                         Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                         2001               2000
------------------------------------------------------------------------------------------------------------------
Balance at  December 31                                                                $76,339             $72,952
Net income                                                                               3,661               2,657
------------------------------------------------------------------------------------------------------------------
Balance at September 30                                                                $80,000             $75,609
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                ($ in thousands)

Note 1 - Organization

The September 30, 2001 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

Note 4 - Trust Agreement

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed on September 25, 1985, or which have subsequently arisen.

Note 5 - Investment Securities

Investment securities consist of U.S. Treasuries and are carried at cost. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                  September 30, 2001                                   December 31, 2000
                        -----------------------------------------          ----------------------------------------
                            Carrying                          Fair           Carrying                          Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------
   U.S. Treasuries           $77,954        $77,954        $79,506            $73,784     $73,784           $76,224
-------------------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities, at September 30, 2001 and December 31, 2000, are $1,552 and $2,440, respectively.

Note 6 - Restricted Funds

Restricted funds at September 30, 2001 and December 31, 2000 represent a rent deposit of $5 and $4, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                ($ in thousands)

Note 7 - Investments

Investments are as follows:
-------------------------------------------------------------------------------------------------------------------
                                                                                 September 30,        December 31,
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
------------------------------------------------------------------------------------------------------------------

The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20 from Global Bancorporation which resulted in a long-term capital loss of $562. As a result of a 10 for 1 reverse split, the Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At September 30, 2001 and December 31, 2000, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $7 and $15, respectively.

Note 8 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410 cash, which resulted in a recognized long-term capital gain of $610. In May 2000, the Trust sold its remaining real estate acreage for $478 cash and a non-recourse promissory note of approximately $3,683, payable in five equal annual installments including interest, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. On June 1, 2001, the first of the five annual installments, $960 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183. The deferred gain of $1,173 and $938 at December 31, 2000 and September 30, 2001, respectively, is reflected as a reduction to the mortgage receivable of $3,683 and $2,946 at December 31, 2000 and September 30, 2001, respectively.

Note 9 -  Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985, or which have subsequently arisen.

The Internal Revenue Service ("IRS") has determined not to appeal the decision of the United States Tax Court on May 23, 2001, that City (and therefore AmBase Corporation ("AmBase") which had assumed the tax liability under an Assignment and Assumption Agreement dated August 30, 1985) was not obligated to pay tax on interest payments made to a Netherlands Antilles affiliate of City. Accordingly, the risk of the Trust's contingent liability for some $140 million of potential tax liability (including accrued interest) had AmBase been unable to respond to an adverse determination has been eliminated.

The Trust continues to be a defendant in a proceeding commenced by AmBase on January 30, 2001, in the United States District Court for the Southern District of New York. This action is virtually identical to one commenced by AmBase in the Delaware Chancery Court which was dismissed by that Court on January 3, 2001. Although the decision by the IRS not to appeal the Tax Court decision referred to in the preceding paragraph moots the principal claim by AmBase in this action, liability for legal expenses incurred by AmBase in defense of the IRS claim remains at issue. Having successfully defended against AmBase's claims in Delaware, the Trust will vigorously defend against AmBase's claims in New York.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

Lease Commitment. The Trust has entered a one-year lease of office space that expires June 30, 2002, with a monthly rental payment of $3.

Note 10 - Future Distributions of Trust Assets

Pending final resolution of possible claims by the United States Environmental Protection Agency, see Note 7 to Financial Statements - Litigation and Other Contingent Liabilities appearing in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000, and other third parties, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $1,091 ($0.02 per unit) in the third quarter of 2001 and net income of $3,661 ($0.09 per unit) in the nine-month period ended September 30, 2001, compared with $887 ($0.02 per unit) and a net income of $2,657 ($0.07 per unit) in the corresponding 2000 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $3 and $173 in the third quarter and nine-month periods of 2001 as compared to losses of $2 and gains of $189 in the respective 2000 periods. In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410 cash, which resulted in a recognized long-term capital gain of $610. In May 2000, the Trust sold its remaining real estate acreage for $478 cash and a non-recourse promissory note of $3,683, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain of $171. On June 1, 2001, the first of the five annual installments, $960 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183. The deferred gain of $1,173 and $938 at December 31, 2000 and September 30, 2001, respectively, is reflected as a reduction to the mortgage receivable of $3,683 and $2,946 at December 31, 2000 and September 30, 2001, respectively.

In February 2000, the Trust received $20 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562. Other expenses affecting gains (losses) on disposition of assets, net, consist principally of legal fees attributable to issues that relate to periods before the liquidation of City.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $1,137 and $4,025 in the third quarter and nine months ended September 30, 2001, and $960 and $2,678 in the corresponding 2000 periods. The increase in the third quarter and nine-month period of 2001 was primarily due to an increase in the yield on investment securities compared to the 2000 periods. Administrative expenses were $43 and $191 for the third quarter and nine months of 2001, compared with $71 and $210 for the comparable 2000 periods. This decrease was primarily due to an decrease in legal expenses.

At September 30, 2001, the Trust had cash and cash equivalents and U. S. Treasuries of $77,960. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 and Forms 10-Q for the quarters ended March 31 and June 30, 2001 is incorporated by reference herein. Except as set forth below, there have been no material developments in such legal proceedings subsequent to the date of that information.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. On May 23, 2001, the United States Tax Court ruled against the Internal Revenue Service ("I.R.S."), holding that City and therefore AmBase did not have an obligation to pay tax on interest payments made to a Netherlands Antilles affiliate. The I.R.S has determined not to appeal this decision. Accordingly, the AmBase claim that the Trust is primarily liable for some $140 million of potential tax liability (including accrued interest) is moot. Liability for legal expenses incurred by AmBase in defense of the I.R.S. claim remains at issue. Having successfully defended against a virtually identical claim by AmBase in the Delaware Chancery Court, the Trust will vigorously defend against AmBase's claims in New York.

Pending resolution of possible claims by the United States Environmental Protection Agency, see Note 7 to Financial Statements - Litigation and Other Contingent Liabilities appearing in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000, and other third parties, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     None.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 2001.

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

Date: October 23, 2001