Form 10-K405
period 2001-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-01-28
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

At December 31, 2001, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.73 per Unit was approximately $67.4 million.

To Our Unit Holders:

The accompanying financial statements set forth the status of the City Investing Company Liquidating Trust (the 'Trust') at December 31, 2001. Wrapped around this report is the January 22, 2002 tax letter, pages A through D, that provides 2001 Federal income tax information relevant to Unit Holders. Please remove the outside wrap-around page carefully, as it should be helpful in calculating your 2001 tax consequences.

Since the Trust was created, the Trust's objectives have been and continue to be to maximize the return to its Unit Holders and completing the liquidation of all assets and liabilities as efficaciously as possible. On December 20, 2001, the Trust issued a press release, which was posted on its web site, http://www.cnvlz.com, announcing commencement of an active program to rationalize assets and liabilities so as to distribute remaining funds to Unit Holders.

The Trust has posted on its web site: http://www.cnvlz.com the financial statements and the tax letter. Quarterly financial statements for 2002 will be available on the Trust's web site no later than May 15, August 15, and November 15, 2002.

On June 1, 2001, the first of the five annual installments arising from the sale of the Trust's remaining real estate acreage, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183,000 and net interest of $274,000.

During 2001, the Trust's cash and cash equivalents, investment securities and restricted funds increased by $5,839,000 to $79,641,000. The major assets held by the Trust are investments in U.S. Treasury securities. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

It is with profound sadness that we mourn the passing of our fellow Trustee, Geo. T. Scharffenberger. His leadership of City Investing Company from 1966 to 1985 and continued commitment to those shareholders as Trustee of City Investing Company Liquidating Trust was greatly valued. John J. Quirk, investment banker and former Treasurer of City Investing Company from 1974 to 1985, has accepted the appointment as successor Trustee.

Cordially,

Eben W. Pyne                    John J. Quirk            Lester J. Mantell
  Trustee                          Trustee                    Trustee

January 22, 2002

For all information about unit holdings:

       UNITS HELD IN STREET NAME, please communicate with your bank or broker.

       REGISTERED UNIT HOLDERS, please communicate with Mellon Investor Services, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:     1-800-851-9677
                   write to:      Mellon Investor Services, P.O. Box 3315, South Hackensack,
                                  NJ 07606
                   web site:      http://www.melloninvestor.com

       For current FINANCIAL AND TAX INFORMATION (10-K, 8-K AND 10-Q), please go to the Trust's:

                   web site:      http://www.cnvlz.com

       For all OTHER INFORMATION, please communicate with us at:

                   write to:      CITY INVESTING COMPANY LIQUIDATING TRUST
                                  99 University Place, 7th floor, New York, NY 10003-4528
                   fax:           212-473-3927
                   e-mail:        mantell@cnvlz.com
                   telephone:     212-473-1918

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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. The existence of the contingent liabilities referred to in Note 7 to the Trust's Financial Statements will affect the timing of future distributions of Trust assets, see
Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

On July 23, 2001, the Trustees extended the time limit of the Trust's existence to September 25, 2002 from September 25, 2001 in order to continue the orderly disposal of assets and the settlement of claims and obligations of the Trust.

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

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The Nasdaq stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CITYINVLQ or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows - http://www.nasdaq.com. The high and low prices for the Units during 2001 and 2000 were as follows:

- --------------------------------------------------------------------------------------------------------
                                                    2001                              2000
                                                    ----                              ----
                                         HIGH                LOW           HIGH                LOW
- --------------------------------------------------------------------------------------------------------

First Quarter                             $1.38               $1.31         $1.38               $1.28

Second Quarter                             1.55                1.21          1.44                1.28

Third Quarter                              2.40                1.46          1.36                1.28

Fourth Quarter                             1.77                1.72          1.44                1.28
- --------------------------------------------------------------------------------------------------------

As of December 31, 2001, there were approximately 13,200 registered holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 2001 or 2000.

The Internal Revenue Service ('IRS') determined not to appeal the decision of the United States Tax Court on May 23, 2001, that City (and therefore AmBase Corporation ('AmBase') which had assumed the tax liability under an Assignment and Assumption Agreement dated August 30, 1985) was not obligated to pay tax on interest payments made to a Netherlands Antilles affiliate of City. Accordingly, the risk of the Trust's contingent liability for some $140 million of potential tax liability (including accrued interest) had AmBase been unable to respond to an adverse determination has been eliminated. The Trust may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

- --------------------------------------------------------------------------------------------------------
                                                          YEARS ENDED DECEMBER 31
                                                          -----------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)  2001          2000          1999          1998          1997
- --------------------------------------------------------------------------------------------------------

Losses on dispositions of assets,
net                                    $(268)         $(38)        $(105)         $(66)      $(1,265)

Interest, dividend and other
income                                 5,953         3,711         3,185         3,535         3,071

Net income                             5,337         3,387         2,799         3,164         1,485

Net income per unit                        0.14          0.09          0.07          0.08          0.04

Total assets                          81,676        76,339        72,952        70,153        66,989

Book value per unit                        2.10          1.96          1.87          1.80          1.72
- --------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $5,337,000 ($0.14 per unit) in 2001 compared with $3,387,000 ($0.09 per unit) in 2000 and $2,799,000 ($0.07 per unit) in
1999. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In February 2000, the Trust sold 39 percent of its real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses of sale, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses of sale, of $171,000. On June 1, 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183,000 and net interest of $274,000. The deferred gain of $938,000 and $1,173,000 at December 31, 2001 and
December 31, 2000, respectively, is reflected as a reduction to the mortgage receivable of $2,946,000 and $3,683,000 at December 31, 2001 and December 31, 2000, respectively.

In February 2000, the Trust received $20,000 as the final liquidating distribution from Global Bancorporation which resulted in a long-term capital loss of $562,000.

The remaining amount of charges to the losses on dispositions of assets of $451,000 in 2001, compared to $257,000 in 2000 and $105,000 in 1999 consisted principally of legal fees attributable to issues that relate to periods before the liquidation of City.

Interest, dividend and other income of $5,953,000 in 2001, $3,711,000 in 2000 and $3,185,000 in 1999, was principally derived from interest earned on investment securities. In 2001, the increase was essentially due to the Trust collecting annual interest on Treasury Bills, as well as semi-annual interest from Treasury Notes.

Administrative expenses were $348,000 in 2001, $286,000 in 2000, and $281,000 in 1999. The increase in 2001 was primarily due to an increase in legal expenses.

At December 31, 2001, the Trust had cash and cash equivalents, investment securities and restricted funds of $79,641,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8 -- Note 8, 'Future Distributions of Trust Assets.'

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 2001 and 2000, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust equity of City Investing Company Liquidating Trust as of December 31, 2001 and 2000, and its income and expenses, cash flows and changes in trust equity for the years then ended, on the basis of accounting described in Note 2.

KPMG LLP
New York, New York
January 21, 2002

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

- -----------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2001              2000              1999
- -----------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                    $(268)             $(38)            $(105)
Interest, dividend and other income                      5,953             3,711             3,185
- -----------------------------------------------------------------------------------------------------
Total income                                             5,685             3,673             3,080
Administrative expenses                                    348               286               281
- -----------------------------------------------------------------------------------------------------
NET INCOME                                              $5,337            $3,387            $2,799
- -----------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                         $0.14             $0.09             $0.07
- -----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
- -----------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

- --------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2001              2000
- --------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $187               $14
Investment securities                                   79,449            73,784
Restricted funds                                             5                 4
Investments                                                 27                27
Mortgage receivable, net of deferred gain                2,008             2,510
- --------------------------------------------------------------------------------
TOTAL ASSETS                                           $81,676           $76,339
- --------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                           $81,676           $76,339
- --------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                     $81,676           $76,339
- --------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

- -------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2001               2000              1999
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $5,337             $3,387            $2,799
Adjustments to reconcile net income to net
  cash used for operating activities:
Gain on sale of real estate                                  (183)              (781)               --
Loss on Global Bancorporation liquidation                      --                562                --
Amortization of premium of investment
  securities                                                  534                 --                --
- -------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   5,688              3,168             2,799
- -------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                        73,784            125,980            81,742
Purchases of investment securities                        (79,983)          (132,093)          (84,576)
Proceeds from sale of real estate                             685              2,888                --
Proceeds from Global Bancorporation
  liquidation                                                  --                 20                --
Restricted funds                                               (1)                --                (1)
- -------------------------------------------------------------------------------------------------------
Net cash used for investing activities                     (5,515)            (3,205)           (2,835)
- -------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                                 173                (37)              (36)
Cash and cash equivalents at beginning of year                 14                 51                87
- -------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $187                $14               $51
- -------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

- -------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2001              2000              1999
- -------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $76,339           $72,952           $70,153
Net income                                                  5,337             3,387             2,799
- -------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                    $81,676           $76,339           $72,952
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, on September 7, 1988, April 23, 1990, September 2, 1992, June 16, 1994, June 27, 1996, July 28, 1998, July 8, 1999, July 17, 2000, and
July 23, 2001, the Trustees extended the time limit of the Trust's existence to September 25, 1990, September 25, 1992, September 25, 1994, September 25, 1996, September 25, 1998, September 25, 1999, September 25, 2000, September 25, 2001, and then to September 25, 2002 respectively.

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

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 2001 and December 31, 2000 consist of U.S. Treasuries and are carried at original cost, net of premium amortization. The fair value of U.S. Treasuries is based on quoted market prices.

Investment securities at December 31, consist of the following:

- --------------------------------------------------------------------------------------------
                                          2001                             2000
                             -----------------------------    ------------------------------
                             CARRYING   AMORTIZED    FAIR     CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE       COST       VALUE     VALUE       COST       VALUE
- --------------------------------------------------------------------------------------------
U.S. Treasuries              $79,449     $79,449    $79,644   $73,784     $73,784    $76,224
- --------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities at December 31, amounted to the following:

- --------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2001                  2000
- --------------------------------------------------------------------------------------------
Gross unrealized gains                                            $195                $2,440
- --------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2001 and 2000 represent a rent deposit of $5,000 and $4,000, respectively.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

- --------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2001                  2000
- --------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                              $27                   $27
- --------------------------------------------------------------------------------------------

The Trust held 10,000 shares of Global Bancorporation which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20,000 from Global Bancorporation which resulted in a long-term capital loss of $562,000. As a result of a 10 for 1 reverse split, the Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At December 31, 2001 and 2000, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $310 and $15,000, respectively.

NOTE 6 - REAL ESTATE

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses of sale, of $610,000. In May 2000, the

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of approximately $3,683,000 payable in five equal annual installments including interest, bearing interest at 8 percent. The
May 2000 sale resulted in a recognized long-term capital gain, net of expenses of sale, of $171,000. On June 1, 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183,000 and net interest of $274,000. The deferred gain of $938,000 and $1,173,000 at December 31, 2001 and
December 31, 2000, respectively, is reflected as a reduction to the mortgage receivable of $2,946,000 and $3,683,000 at December 31, 2001 and December 31, 2000, respectively.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ('AmBase') filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remains at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. The Trust moved for dismissal of this case on the same grounds. On January 11, 2002, Judge Louis Stanton granted the Trust's motion and dismissed the action based on the statute of limitations.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ. 10761): An action was brought against AmBase Corporation by Mr. Marshall Manley, who had served as AmBase's Chief Executive Officer, seeking indemnification for certain liabilities alleged to arise from Mr. Manley's employment agreements with AmBase. Mr. Manley secured a jury verdict and judgment of $1.8 million in the first trial of his claim. Judge Robert Ward vacated that judgment and ordered a new trial which resulted in a jury verdict for AmBase. Mr. Manley has appealed that decision. On November 29, 2001, AmBase commenced an action against the Trust in the United States District Court for the Southern District of New York to recover its expenses in defending against Mr. Manley's claims. Should Mr. Manley prevail in his appeal and Mr. Manley's prior judgment for $1.8 million be reinstated, the Trust anticipates that AmBase would also seek to recover from the Trust any amounts paid by it to Mr. Manley. The Trust has moved to dismiss the AmBase action on the grounds that neither City nor the Trust were parties to Mr. Manley's employment agreement and that neither is otherwise responsible. The parties have agreed to a briefing schedule for consideration of the Trust's motion which would submit the motion for decision in April 2002. While the Trust has been advised by its counsel that it is not liable for any liability or expense arising out of Mr. Manley's claims against AmBase, no assurance can be given as to the outcome of this litigation at this time.

Marina Pacifica: Environmental Protection Agency Claim. The U.S. Environmental Protection Agency ('EPA') has identified Marina Pacifica as a Potentially Responsible Party ('PRP') under the Comprehensive Environmental Response, Compensation and Liability Act ('CERCLA') with respect to the Operating Industries, Inc. Site in Monterey, California ('Site'). The Site, a landfill for municipal and industrial waste, was included on the National Priorities List in May 1986.

Marina Pacifica was a California limited partnership, the general partner of which was a subsidiary of City Investing Company. Marina Pacifica was in the business of developing and selling condominiums.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Development of one construction site required the relocation of six oil wells. Drilling muds generated during the relocation activities were allegedly disposed of at the Site.

In September 1990, EPA sent a special notice letter to all PRPs, including Marina Pacifica, demanding payment of the total costs incurred by the government since June 1, 1988, which EPA estimated were at least $15.3 million. EPA also requested a good faith offer to perform or pay for the remedy selected for the third remedial stage. Marina Pacifica did not make a counter offer. Counsel for Marina Pacifica notified EPA that Marina Pacifica had been dissolved and would be unable to participate in any settlements. On September 30, 1997, the EPA sent a further special notice letter to all PRPs, including Marina Pacifica, that requested a good-faith offer to perform or pay for, among other things, the final remedial measures covered by the September 1996 Record of Decision. The EPA included an updated list of 280 PRPs on which Marina Pacifica appeared 84th in volumetric terms. Marina Pacifica did not make a counter offer, and has not received anything further from EPA.

The EPA has conducted site control and monitoring activities at the Site since May 1986. In addition, EPA has conducted a number of removal actions and studies at the Site to stabilize site conditions and to evaluate the extent of contamination. Other PRPs have entered into several consent decrees requiring clean-up work or payments to EPA, including a December 2001 decree that awaits court approval and requires work estimated to cost $340 million. Based on its volumetric share and other material factors, counsel would expect actual payments, if any, required of Marina Pacifica to be a small fraction of the total costs (estimated at $340 million) at the Site. Given that City Investing Company had nothing to do with day-to-day operations of Marina Pacifica or its general partner, the Trust should not be liable for any clean-up responsibilities of Marina Pacifica.

Admiral Home Appliances Site. By letter of July 12, 2000, EPA sent Rheem Manufacturing Co. ('Rheem') a request for information pursuant to Section 104 of CERCLA respecting the Admiral Home Appliances Site ('Admiral') in Williston, South Carolina. By letter of September 18, 2000, Edward D. Barnhill, Jr., counsel for Rheem advised the Trust of EPA's July 12 letter and purported to put the Trust on notice of a potential liability respecting Admiral. The Trust replied on October 4, 2000, that there was no apparent basis for regarding the Trust as liable respecting Admiral. See below for information concerning litigation subsequently commenced by Rheem.

By letter of October 31, 2000, to the Trust, EPA requested information pursuant to Section 104 of CERCLA about Admiral. The Trust responded to this request on December 6, 2000, advising among other things that City Investing Company had had nothing to do with day-to-day operations of its first-and second-tier subsidiaries which conducted manufacturing operations at Admiral from 1968 to 1981, or with Admiral, and, on the basis of advice of counsel, was not liable for clean-up costs at Admiral. The Trust has not received anything further from EPA about Admiral.

Rheem Manufacturing Co. v. City Investing Company et al: On October 23, 2001, Rheem Manufacturing Company ('Rheem') filed a Third-Party Complaint against the Trust in the United States District Court for the District of South Carolina in connection with environmental claims arising out of the operations at Admiral. It is alleged by Rheem that City Investing Company, as the owner of the stock of first and second-tier subsidiaries which conducted manufacturing operations at Admiral from 1968 to 1981, is liable under CERCLA for an equitable share of any remediation costs incurred as a result of an alleged discharge of hazardous waste at Admiral. The Trust has moved to dismiss the Complaint for lack of in personam jurisdiction and for failure to state a cause of action. While the Trust has been advised by its counsel that it is not liable for any remediation costs arising out of Admiral, no assurance can be given as to the outcome of this litigation at this time.

Other Matters. The Trust also remains subject to possible claims by other third parties.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2002 with a monthly rental payment of $2,750. Rent expense was $31,000 in 2001, $26,000 in 2000, and $22,000 in 1999.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The existence of the contingent liabilities referred to in Note 7 will affect the timing of future distributions of Trust assets.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The Trustees of the Trust are Eben W. Pyne, John J. Quirk and Lester J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. There are no family relationships between the Trustees.

Eben W. Pyne (84) was a director of AmBase Corporation until January 26, 1993. Mr. Pyne retired in 1982 as a Senior Vice President of Citibank, N.A. He was also a director of City.

John J. Quirk (58) is an investment banker at Morgan Lewis Githens & Ahn. He was a principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2001. He was the Chairman and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Senior Vice President and Treasurer of City prior to March 1985.

Lester J. Mantell (64) was an Assistant Vice President -- Tax of AmBase Corporation from April 1995 to December 1996. He served as a Vice President of City prior to May 1985.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Form 4 of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of August 10, 2001, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of January 09, 2002, and from Amendment No. 2 to Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 18, 2000.

- -----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
- -----------------------------------------------------------------------------------------
GOLDMAN, SACHS & CO.                                           12,631,464     32.4%
85 Broad Street, New York, NY 10004
FARALLON CAPITAL MANAGEMENT, L.L.C.                            12,063,529     30.9%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111
FRANKLIN MUTUAL ADVISERS, LLC                                   6,383,109     16.4%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
- -----------------------------------------------------------------------------------------

TOTALS                                                         31,078,102     79.7%
- -----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 7, 2002.

- -----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES OF BENEFICIAL OWNERS                                       OWNED       OF CLASS
- -----------------------------------------------------------------------------------------
Eben W. Pyne                                                     1,000         *
John J. Quirk                                                    --            --
Lester J. Mantell                                                --            --
Trustees as a group (three)                                      1,000         *
- -----------------------------------------------------------------------------------------

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

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April 23, 1990 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September 2, 1992 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000) as amended on July 23, 2001 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2001).

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

(b)       Form 8-K
          The Trust filed a Current Report on Form 8-K during the quarter ended December 31, 2001 as follows:

         DATE                                EVENT REPORTED
         ----                                --------------
   December 20, 2001     On December 20, 2001, the Registrant issued a press
                         release announcing commencement of an active program to
                         rationalize assets to distribute remaining funds to
                         Unit Holders
                         The foregoing summary of the December 20, 2001 press
                         release is qualified in its entirety by the complete
                         text of such document.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of January 2002.

CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 22nd day of January 2002.

A majority of the Trustees:

EBEN W. PYNE
Trustee

JOHN J. QUIRK
Trustee

LESTER J. MANTELL
Trustee

CITY INVESTING COMPANY LIQUIDATING TRUST   Fed. I.D. #13-6859211  January 22, 2002

                    2001 U.S. FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 2001. You should use this information in preparing your 2001 U.S. Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 2001, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit [Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 2001, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

    Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.      Interest Income -- line 1, Schedule B
        Tax Item 2.       Dividend Income -- line 5, Schedule B
        Tax Item 3.       Net Long-Term Capital Gain/(Loss) -- line 12, Schedule D,
                          Column (f)
        Tax Item 4.       Gain on Sale of Real Estate -- With Installment Sale Method
                          4a. Payments Received During Year -- line 21, Form 6252
                          4b. Installment sale income -- line 24, Form 6252
        Tax Item 5.       Miscellaneous Income -- line 21
        Tax Item 6.       Trust Expenses -- line 22, Schedule A, (if you itemize
                          deductions)
        Tax Item 7.       Adjustment to Basis -- WITH INSTALLMENT SALE METHOD -- FOR
                          INFORMATION PURPOSES
        Tax Item 8.       Adjustment to Basis -- WITHOUT INSTALLMENT SALE
                          METHOD -- FOR INFORMATION PURPOSES

    THIS LETTER IS NOT INTENDED TO PROVIDE INCOME TAX ADVICE RELATING TO THE ACQUISITION, HOLDING AND DISPOSITION OF UNITS. YOU ARE STRONGLY ENCOURAGED TO DISCUSS THE INCOME TAX CONSEQUENCES OF ACQUIRING, HOLDING AND DISPOSING OF UNITS WITH YOUR TAX ADVISOR.

For all information about UNIT HOLDINGS:

       UNITS HELD IN STREET NAME, please communicate with your bank or broker.

       REGISTERED UNIT HOLDERS, please communicate with Mellon Investor Services, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:   1-800-851-9677
                   write to:    Mellon Investor Services, P.O. Box 3315, South Hackensack,
                                NJ 07606
                   web site:    http://www.melloninvestor.com

For current FINANCIAL AND TAX INFORMATION (10-K, 8-K AND 10-Q), please go to the Trust's web site:

                                http://www.cnvlz.com

For all OTHER INFORMATION please communicate with us at:

                   write to:    CITY INVESTING COMPANY LIQUIDATING TRUST
                                99 University Place, 7th floor, New York, NY 10003-4528
                   telephone:   212-473-1918       fax: 212-473-3927
                   e-mail:      mantell@cnvlz.com

CITY INVESTING COMPANY LIQUIDATING TRUST UNITS TRADE ON THE NASDAQ STOCK MARKET AND APPEAR DAILY IN THE LIST ENTITLED SMALL CAPITALIZATION ISSUES UNDER THE SYMBOL CITYINVLQ OR CNVLZ.

                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                                I                                           II
                                                       TOTAL IF HELD FROM
                                                        JANUARY 1 THROUGH
                                                           DECEMBER 31                                   JANUARY
                                        -------------------------------------------------------------------------------------
                                           A         x        B         =        C          A        x     B    =     C
TAX ITEM:*                              AMOUNT                                           AMOUNT
                                          PER               NO. OF            TAXABLE      PER           NO. OF    TAXABLE
                                         UNIT        x      UNITS       =     AMOUNT#     UNIT       x   UNITS  =  AMOUNT[d]
                                        -------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations        0.145045     x                  =                0.026494    x          =
     b) All Other                       0.007559     x                  =                0.000000    x          =
     c) Total Interest Income (1a+1b)   0.152604     x                  =                0.026494    x          =
2.   Dividend Income                    0.000109     x                  =                0.000025    x          =
3.   Net Long-Term Capital
     Gain/(Loss):                      (0.012886)    x                  =               (0.002952)   x          =
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Payments Received During Year   0.018897     x                  =                0.000000    x          =
     b) Installment Sale Income         0.006017     x                  =                0.000000    x          =
5.   Miscellaneous Income               0.000000     x                  =                0.000000    x          =
6.   Trust Expenses                     0.008947     x                  =                0.000413    x          =
7.   ADJUSTMENT TO BASIS -- WITH
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+4b+5-6)              0.136897     x                  =                0.023154    x          =
8.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+5-6)                 0.130880     x                  =                0.023154    x          =



                                  III
                                FEBRUARY
- ------------------------------------------------------------
            A           x          B         =        C
         AMOUNT
           PER                   NO. OF            TAXABLE
          UNIT          x        UNITS       =     AMOUNT[d]
- ------------------------------------------------------------
1.
   a.   0.000000        x                    =
   b.   0.000000        x                    =
   c.   0.000000        x                    =
2.      0.000020        x                    =
3.
       (0.001384)       x                    =
4.
   a.   0.000000        x                    =
   b.   0.000000        x                    =
5.      0.000000        x                    =
6.      0.000511        x                    =
7.
       (0.001875)       x                    =
8.
       (0.001875)       x                    =

                                                            VIII                                          IX
                                                            JULY                                        AUGUST
                                       --------------------------------------------------------------------------------------
                                          A          x        B       =        C          A        x       B     =     C
TAX ITEM:*                             AMOUNT                                          AMOUNT
                                         PER                NO. OF          TAXABLE      PER             NO. OF     TAXABLE
                                        UNIT         x      UNITS     =     AMOUNT[d]   UNIT       x     UNITS   =  AMOUNT[d]
                                       --------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations       0.000000      x                =                0.029161    x             =
     b) All Other                      0.000000      x                =                0.000000    x             =
     c) Total Interest Income
     (1a+1b)                           0.000000      x                =                0.029161    x             =
2.   Dividend Income                   0.000004      x                =                0.000001    x             =
3.   Net Long-Term Capital
     Gain/(Loss):                     (0.000068)     x                =                0.000000    x             =
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Payments Received During
     Year                              0.000000      x                =                0.000000    x             =
     b) Installment Sale Income        0.000000      x                =                0.000000    x             =
5.   Miscellaneous Income              0.000000      x                =                0.000000    x             =
6.   Trust Expenses                    0.000587      x                =                0.000295    x             =
7.   ADJUSTMENT TO BASIS -- WITH
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+4b+5-6)            (0.000651)     x                =                0.028867    x             =
8.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1c+2+3+5-6)               (0.000651)     x                =                0.028867    x             =

                                   X
                               SEPTEMBER
        ----------------------------------------------------
           A            x          B         =        C
        AMOUNT
          PER                    NO. OF            TAXABLE
         UNIT           x        UNITS       =     AMOUNT[d]
        ----------------------------------------------------
1.
   a.   0.000000        x                    =
   b.   0.000000        x                    =
   c.   0.000000        x                    =
2.      0.000005        x                    =
3.
        0.000000        x                    =
4.
   a.   0.000000        x                    =
   b.   0.000000        x                    =
5.      0.000000        x                    =
6.      0.000242        x                    =
7.
       (0.000237)       x                    =
8.
       (0.000237)       x                    =

- --------------
* The Trust Tax Items for 2001 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 2001 U.S. Federal income tax return.
# Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 2001.
[d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.
! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-

SCHEDULE OF 2001 U.S. FEDERAL TAX ITEMS

                                IV                                                     V
                               MARCH                                                 APRIL
- ----------------------------------------------------------------------------------------------------------------
         A            x          B         =        C          A            x          B         =        C
      AMOUNT                                                AMOUNT
        PER                    NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
       UNIT           x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
- ----------------------------------------------------------------------------------------------------------------
1. a. 0.000000        x                    =                0.005601        x                    =
   b. 0.000000        x                    =                0.000000        x                    =
   c. 0.000000        x                    =                0.005601        x                    =
2.    0.000015        x                    =                0.000009        x                    =
3.    0.000000        x                    =               (0.003228)       x                    =
4. a. 0.000000        x                    =                0.000000        x                    =
   b. 0.000000        x                    =                0.000000        x                    =
5.    0.000000        x                    =                0.000000        x                    =
6.    0.000530        x                    =                0.000730        x                    =
7.   (0.000515)       x                    =                0.001652        x                    =
8.   (0.000515)       x                    =                0.001652        x                    =

                             VI                                                    VII
                             MAY                                                   JUNE
- -------------------------------------------------------------------------------------------------------------
     A             x          B         =        C          A            x          B         =        C
  AMOUNT                                                 AMOUNT
    PER                     NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
   UNIT            x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
- -------------------------------------------------------------------------------------------------------------
1. a.  0.032882    x                    =                0.000000        x                    =
   b.  0.000000    x                    =                0.007559        x                    =
   c.  0.032882    x                    =                0.007559        x                    =
2.     0.000001    x                    =                0.000014        x                    =
3.    (0.000487)   x                    =               (0.002338)       x                    =
4. a.  0.000000    x                    =                0.018897        x                    =
   b.  0.000000    x                    =                0.006017        x                    =
5.     0.000000    x                    =                0.000000        x                    =
6.     0.000755    x                    =                0.000845        x                    =
7.     0.031641    x                    =                0.010407        x                    =
8.     0.031641    x                    =                0.004390        x                    =

                                XI                                                    XII
                              OCTOBER                                              NOVEMBER
- ------------------------------------------------------------------------------------------------------------------
         A            x          B         =        C          A            x          B         =        C
      AMOUNT                                                AMOUNT
        PER                    NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
       UNIT           x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
- ------------------------------------------------------------------------------------------------------------------
1. a.  0.012434        x                    =                0.037581        x                    =
   b.  0.000000        x                    =                0.000000        x                    =
   c.  0.012434        x                    =                0.037581        x                    =
2.     0.000005        x                    =                0.000001        x                    =
3.     0.000000        x                    =               (0.002429)       x                    =
4. a.  0.000000        x                    =                0.000000        x                    =
   b.  0.000000        x                    =                0.000000        x                    =
5.     0.000000        x                    =                0.000000        x                    =
6.     0.002099        x                    =                0.001659        x                    =
7.     0.010340        x                    =                0.033494        x                    =
8.     0.010340        x                    =                0.033494        x                    =

                           XIII                                                XIV
                                                                       TOTAL IF HELD ON SOME,
                                                                           BUT NOT ALL,
                         DECEMBER                                    FIRST DAYS OF EACH MONTH
- -----------------------------------------------------------------------------------------------
    A                        B                  C                 IIC + IIIC + IVC + VC + VIC +
  AMOUNT          x                    =                              VIIC + VIIIC + IXC +
    PER                    NO. OF            TAXABLE                 XC + XIC + XIIC + XIIIC
   UNIT           x        UNITS       =     AMOUNT[d]                   TAXABLE AMOUNT!
- -----------------------------------------------------------------------------------------------
1.  a. 0.000892     x                 =
    b. 0.000000     x                 =
    c. 0.000892     x                 =
2.     0.000009     x                 =
3.     0.000000     x                 =
4.  a. 0.000000     x                 =
    b. 0.000000     x                 =
5.     0.000000     x                 =
6.     0.000281     x                 =
7.     0.000620     x                 =
8.     0.000620     x                 =

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