Form 10-K405/A
period 2001-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-01-30
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust equity of City Investing Company Liquidating Trust as of December 31, 2001 and 2000, and its income and expenses, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2001, on the basis of accounting described in Note 2.


KPMG LLP
New York, New York
January 21, 2002

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2001              2000              1999
-----------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                    $(268)             $(38)            $(105)
Interest, dividend and other income                      5,953             3,711             3,185
-----------------------------------------------------------------------------------------------------
Total income                                             5,685             3,673             3,080
Administrative expenses                                    348               286               281
-----------------------------------------------------------------------------------------------------
NET INCOME                                              $5,337            $3,387            $2,799
-----------------------------------------------------------------------------------------------------
NET INCOME PER UNIT                                         $0.14             $0.09             $0.07
-----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
-----------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

--------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2001              2000
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                 $187               $14
Investment securities                                   79,449            73,784
Restricted funds                                             5                 4
Investments                                                 27                27
Mortgage receivable, net of deferred gain                2,008             2,510
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $81,676           $76,339
--------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                           $81,676           $76,339
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                     $81,676           $76,339
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2001               2000              1999
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $5,337             $3,387            $2,799
Adjustments to reconcile net income to net
  cash used for operating activities:
Gain on sale of real estate                                  (183)              (781)               --
Loss on Global Bancorporation liquidation                      --                562                --
Amortization of premium of investment
  securities                                                  534                 --                --
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   5,688              3,168             2,799
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investment securities                        73,784            125,980            81,742
Purchases of investment securities                        (79,983)          (132,093)          (84,576)
Proceeds from sale of real estate                             685              2,888                --
Proceeds from Global Bancorporation
  liquidation                                                  --                 20                --
Restricted funds                                               (1)                --                (1)
-------------------------------------------------------------------------------------------------------
Net cash used for investing activities                     (5,515)            (3,205)           (2,835)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                                 173                (37)              (36)
Cash and cash equivalents at beginning of year                 14                 51                87
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $187                $14               $51
-------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2001              2000              1999
-------------------------------------------------------------------------------------------------------
Balance at beginning of year                              $76,339           $72,952           $70,153
Net income                                                  5,337             3,387             2,799
-------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                    $81,676           $76,339           $72,952
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

Investment securities at December 31, consist of the following:

--------------------------------------------------------------------------------------------
                                          2001                             2000
                             -----------------------------    ------------------------------
                             CARRYING   AMORTIZED    FAIR     CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE       COST       VALUE     VALUE       COST       VALUE
--------------------------------------------------------------------------------------------
U.S. Treasuries              $79,449     $79,449    $79,644   $73,784     $73,784    $76,224
--------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities at December 31, amounted to the following:

--------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2001                  2000
--------------------------------------------------------------------------------------------
Gross unrealized gains                                            $195                $2,440
--------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2001 and 2000 represent a rent deposit of $5,000 and $4,000, respectively.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

--------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2001                  2000
--------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                              $27                   $27
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

SIGNATURES:


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of January 2002.


CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant on the 29th day of January 2002.


A majority of the Trustees:

EBEN W. PYNE
Trustee

JOHN J. QUIRK
Trustee

LESTER J. MANTELL
Trustee