Form 10-Q
period 2002-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-04-22
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2002


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition period from _____ to ____


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

At March 31, 2002 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                           Three Months ended March 31
                                   (Unaudited)

-------------------------------------------------------------------------------------------
(In thousands, except per unit data)                                2002               2001
-------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                              ($389)             ($169)
Interest, dividend and other income                                  791              1,035
-------------------------------------------------------------------------------------------

Total income                                                         402                866
Administrative expenses                                              146                 56
-------------------------------------------------------------------------------------------

Net income                                                          $256               $810
-------------------------------------------------------------------------------------------

Net income per unit                                                $0.01              $0.02
-------------------------------------------------------------------------------------------

Outstanding units                                                 38,979             38,979
-------------------------------------------------------------------------------------------



                                 Balance Sheets
                                   (Unaudited)

-------------------------------------------------------------------------------------------
                                                               March 31,       December 31,
($ in thousands)                                                    2002               2001
-------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                           $221               $187
U.S. Treasuries                                                   79,671             79,449
Restricted funds                                                       5                  5
Investments                                                           27                 27
Mortgage receivable, net of deferred gain                          2,008              2,008
-------------------------------------------------------------------------------------------

Total assets                                                     $81,932            $81,676
-------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                     $81,932            $81,676
-------------------------------------------------------------------------------------------

Total liabilities and trust equity                               $81,932            $81,676
-------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                           Three Months ended March 31
                                   (Unaudited)


-------------------------------------------------------------------------------------------

($ in thousands)                                                    2002               2001
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                          $256               $810
Adjustments to reconcile net income to net cash
   used for operating activities:
Amortization of premium of U.S. Treasuries                           416                  -
-------------------------------------------------------------------------------------------
Net cash provided by operating activities                            672                810
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
Sales/maturities of investment securities                         19,067             17,518
Purchases of investment securities                               (19,705)           (18,215)
-------------------------------------------------------------------------------------------
Net cash used for investing activities                              (638)              (697)
-------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             34                113
Cash and cash equivalents at beginning of year                       187                 14
-------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $221               $127
-------------------------------------------------------------------------------------------



                      Statements of Changes in Trust Equity
                           Three Months ended March 31
                                   (Unaudited)



-------------------------------------------------------------------------------------------
($ in thousands)                                                    2002               2001
-------------------------------------------------------------------------------------------
Balance at  December 31                                          $81,676            $76,339
Net income                                                           256                810
-------------------------------------------------------------------------------------------

Balance at March 31                                              $81,932            $77,149
-------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization

The March 31, 2002 financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

Note 5 - Investment Securities

Investment securities consist of U.S. Treasuries and are carried at original cost, net of premium amortization. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


                                       March 31, 2002                                  December 31, 2001
                            --------------------------------------           ---------------------------------------
                            Carrying      Amortized           Fair           Carrying      Amortized           Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
--------------------------------------------------------------------------------------------------------------------
U.S. Treasuries              $79,671        $79,671        $80,148            $79,449        $79,449        $80,481
--------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities amounted to the following:


--------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,       December 31,
($ in thousands)                                                                          2002               2001
--------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                    $477             $1,032
--------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Restricted Funds

Restricted funds at March 31, 2002 and December 31, 2001 represent a rent deposit of $5,000.

Note 7 - Investments

Investments are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,         December 31,
($ in thousands)                                                                         2002                 2001
--------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                     $27                  $27
--------------------------------------------------------------------------------------------------------------------


As a result of a 10 for 1 reverse split, the Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At March 31, 2002 and December 31, 2001, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $310.

Note 8 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses of sale, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of approximately $3,683,000 payable in five equal annual installments including interest, bearing interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses of sale, of $171,000. On June 1, 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses of sale, of $183,000 and net interest income of $274,000. The deferred gain of $938,000 at March 31, 2002 and December 31, 2001, is reflected as a reduction to the mortgage receivable of $2,946,000 at March 31, 2002 and December 31, 2001.

Note 9 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985, or which have subsequently arisen. The Trust is subject to possible claims by the United States Environmental Protection Agency and other third parties, including:

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ("AmBase") filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remains at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. On January 11, 2002, Judge Louis Stanton granted the Trust's motion for dismissal of this action based on the statute of limitations. On February 19, 2002, AmBase filed a Notice of Appeal of Judge Stanton's decision.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ. 10761): An action was brought against AmBase Corporation by Mr. Marshall Manley, who had served as AmBase's Chief Executive

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Officer, seeking indemnification for certain liabilities alleged to arise from Mr. Manley's settlement agreement with AmBase. Mr. Manley secured a jury verdict and judgment of $1.8 million in the first trial of his claim. Judge Robert Ward vacated that judgment and ordered a new trial which resulted in a jury verdict for AmBase. Mr. Manley has appealed that decision. On November 29, 2001, AmBase commenced an action against the Trust in the United States District Court for the Southern District of New York to recover its expenses in defending against Mr. Manley's claims. Should Mr. Manley prevail in his appeal and Mr. Manley's prior judgment for $1.8 million be reinstated, the Trust anticipates that AmBase would also seek to recover from the Trust any amounts paid by it to Mr. Manley. The Trust has moved to dismiss the AmBase action on the grounds that neither City nor the Trust are liable for Mr. Manley's breach of contract claim against AmBase. The parties have completed their briefing of the matter and await a decision by the Court. While the Trust has been advised by its counsel that it is not liable for any liability or expense arising out of Mr. Manley's claims against AmBase, no assurance can be given as to the outcome of this litigation at this time.

Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. (Civ. Action 1-01-0137-22): Maytag Corporation ("Maytag") has sued Rheem Manufacturing Company ("Rheem") in the United States District Court for the District of South Carolina, Aiken Division, seeking to recover environmental remediation expenses for which Maytag is liable under the Comprehensive Environmental Response, Compensation and Liability Act because of ownership by a subsidiary of Maytag of the Admiral Home Appliances Super Fund Site in Williston, South Carolina ( the "Admiral Site"). In its Complaint against Rheem, Maytag claimed that Rheem was liable for a share of the remediation expenses because of Rheem's prior ownership of the Admiral Site. On October 23, 2001, Rheem filed a Third Party Complaint against City Investing Company ("City"), alleging that City, as owner of the stock of first and second-tier subsidiaries which conducted manufacturing operations at the Admiral Site, was liable to reimburse Rheem for some or all of Rheem's liability. The Trust was added as a Third Party Defendant in an amended pleading. The Trust has moved to dismiss the Third Party Complaint against City and the Trust for lack of in personam jurisdiction and for failure to state a cause of action. Recently Maytag filed a Motion for Partial Summary Judgment against Rheem in this proceeding seeking a determination that Rheem is responsible for approximately 90% of the ultimate cost of remediation. The amount of these remediation costs is unknown at this time but could be substantial. It is likely that Rheem's claims against City and the Trust will not be resolved for some period of time. While the Trust has been advised by its counsel that the Trust is not liable for environmental remediation expenses related to the Admiral Site, no assurance can be given as to the outcome of this litigation at this time.

Lease Commitment. The Trust entered into a one-year lease of office space that expires June 30, 2002 with a monthly rental payment of $2,750.

Note 10 - Future Distributions of Trust Assets

Pending resolution of possible claims by the Environmental Protection Agency and other third parties, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $256,000 ($0.01 per unit) in the quarter ended March 31, 2002, compared to net income of $810,000 ($0.02 per unit) in the first quarter of 2001. The reported losses on the dispositions of assets, net, reflect losses of $389,000 in 2002 as compared to losses of $169,000 in 2001, which consist principally of legal fees attributable to issues that relate to periods before the liquidation of City.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $791,000 in the first quarter of 2002, compared with $1,035,000 in the first quarter of 2001. The decrease in the 2002 period was primarily due to the Trust collecting semi-annual interest on Treasury Notes as compared to the Trust collecting annual interest on Treasury Bills in the

2001 period. Administrative expenses were $146,000 and $56,000 in the first quarters of 2002 and 2001, respectively. In 2002, the increase was essentially due to an increase in legal expenses.

At March 31, 2002, the Trust had cash and cash equivalents and U. S. Treasuries of $79,892,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated by reference herein. Except as set forth in Note 9 to Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

Pending resolution of possible claims by the Environmental Protection Agency and other third parties, see Note 9 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     None.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CITY INVESTING COMPANY LIQUIDATING TRUST


Date: April 19, 2002               By: LESTER J. MANTELL
                                           Trustee