Form 10-Q
period 2002-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-07-30
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition period from       to
                                                 -----    -----

                         Commission File Number 0-13881

                    CITY INVESTING COMPANY LIQUIDATING TRUST

             (Exact name of registrant as specified in its charter)

             Delaware                                  13-6859211
      (State of organization)              (I.R.S. Employer Identification No.)

      853 Broadway, Suite 1607                         10003-4703
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

At June 30, 2002 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                   Second Quarter and Six Months ended June 30
                                   (Unaudited)

===================================================================================================================
                                                           Second Quarter                       Six Months
(In thousands, except per unit data)                    2002             2001              2002               2001
===================================================================================================================
Losses on dispositions of assets, net                   ($30)             ($1)            ($419)             ($170)
Interest, dividend and other income                      649            1,853             1,440              2,888
-------------------------------------------------------------------------------------------------------------------
Total income                                             619            1,852             1,021              2,718
Administrative expenses                                   74               92               220                148
-------------------------------------------------------------------------------------------------------------------

Net income                                              $545           $1,760              $801             $2,570
-------------------------------------------------------------------------------------------------------------------

Net income per unit                                    $0.01            $0.05             $0.02             $ 0.07
-------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
-------------------------------------------------------------------------------------------------------------------

                                 Balance Sheets

==================================================================================================================
                                                                                    (Unaudited)
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2002               2001
==================================================================================================================
Assets
Cash and cash equivalents                                                                   $65               $187
U.S. Treasuries                                                                          80,873             79,449
Restricted funds                                                                              6                  5
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 1,506              2,008
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $82,477            $81,676
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $82,477            $81,676
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $82,477            $81,676
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                            Six Months ended June 30
                                   (Unaudited)

===================================================================================================================

($ in thousands)                                                                           2002               2001
===================================================================================================================
Cash flows from operating activities:
Net income                                                                                 $801             $2,570
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                                                (183)              (183)
Gain on sale of stock                                                                       (29)                 -
Amortization of premium of investment securities                                            707                  -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 1,296              2,387
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685                685
Proceeds from sale of stock                                                                  29                  -
Sales/maturities of investment securities                                                39,992             37,868
Purchases of investment securities                                                      (42,123)           (40,909)
Restricted funds                                                                             (1)                 -
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (1,418)            (2,356)
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                       (122)                31
Cash and cash equivalents at beginning of year                                              187                 14
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $65                $45
-------------------------------------------------------------------------------------------------------------------

                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)

==================================================================================================================

($ in thousands)                                                                         2002                 2001
==================================================================================================================
Balance at beginning of period                                                        $81,676              $76,339
Net income                                                                                801                2,570
------------------------------------------------------------------------------------------------------------------

Balance at June 30                                                                    $82,477              $78,909
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization

The accompanying financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year.

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

Note 5 - Investment Securities

Investment securities consist of U.S. Treasuries and are carried at original cost, net of premium amortization. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

===================================================================================================================
                                     June 30, 2002                                     December 31, 2001
                            --------------------------------------           --------------------------------------
                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
===================================================================================================================
U.S. Treasuries              $80,873        $80,873        $81,650            $79,449       $79,449         $80,481
===================================================================================================================

The gross unrealized gains on investment securities amounted to the following:

===================================================================================================================
                                                                                       June 30,        December 31,
($ in thousands)                                                                          2002                 2001
===================================================================================================================
Gross unrealized gains                                                                    $777               $1,032
===================================================================================================================

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Restricted Funds

Restricted funds at June 30, 2002 and December 31, 2001 represent a rent deposit of $6,000 and $5,000, respectively.

Note 7 - Investments

Investments are as follows:

===================================================================================================================
                                                                                      June 30,         December 31,
($ in thousands)                                                                          2002                 2001
===================================================================================================================
Oklahoma Energy Corp.                                                                      $27                  $27
===================================================================================================================


The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At June 30, 2002 and December 31, 2001, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $310.

Note 8 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000 payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000. In June 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $274,000. In June 2002, the second of the five annual installments, $907,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $222,000. The deferred gain of $704,000 at June 30, 2002 and $938,000 at
December 31, 2001, is reflected as a reduction to the mortgage receivable of $2,210,000 at June 30, 2002 and $2,946,000 at December 31, 2001.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ("AmBase") filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remains at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. On January 11, 2002, Judge Louis Stanton granted the Trust's motion for dismissal of this action based on the statute of

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

limitations. AmBase has appealed the dismissal of its action to the United States Court of Appeals for the Second Circuit (02-7230) where briefs have been filed on behalf of both parties.

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ. 10761): An action was brought against AmBase Corporation by Mr. Marshall Manley, who had served as AmBase's Chief Executive Officer, seeking indemnification for certain liabilities alleged to arise from Mr. Manley's settlement agreement with AmBase. Mr. Manley secured a jury verdict and judgment of $1.8 million in the first trial of his claim. Judge Robert Ward vacated that judgment and ordered a new trial which resulted in a jury verdict for AmBase. Mr. Manley has appealed that decision. On November 29, 2001, AmBase commenced an action against the Trust in the United States District Court for the Southern District of New York to recover its expenses in defending against Mr. Manley's claims. Should Mr. Manley prevail in his appeal and Mr. Manley's prior judgment for $1.8 million be reinstated, the Trust anticipates that AmBase would also seek to recover from the Trust any amounts paid by it to Mr. Manley. The Trust moved for summary judgment on the grounds that neither City nor the Trust are liable for Mr. Manley's breach of contract claim against AmBase. On July 9, 2002, Judge Ward granted the Trust's motion for summary judgment and dismissed AmBase's claims against the Trust.

Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. (Civ. Action 1-01- 0137-22): Maytag Corporation ("Maytag") has sued Rheem Manufacturing Company ("Rheem") in the United States District Court for the District of South Carolina, Aiken Division, seeking to recover environmental remediation expenses for which Maytag is liable under the Comprehensive Environmental Response, Compensation and Liability Act because of ownership by a subsidiary of Maytag of the Admiral Home Appliances Super Fund Site in Williston, South Carolina ( the "Admiral Site"). In its Complaint against Rheem, Maytag claimed that Rheem was liable for a share of the remediation expenses because of Rheem's prior ownership of the Admiral Site. On October 23, 2001, Rheem filed a Third Party Complaint against City Investing Company ("City"), alleging that City, as owner of the stock of first and second-tier subsidiaries which conducted manufacturing operations at the Admiral Site, was liable to reimburse Rheem for some or all of Rheem's liability. The Trust was added as a Third Party Defendant in an amended pleading. The Trust has moved to dismiss the Third Party Complaint against City and the Trust for lack of in personam jurisdiction and for failure to state a cause of action. Recently Maytag filed a Motion for Partial Summary Judgment against Rheem in this proceeding seeking a determination that Rheem is responsible for approximately 90% of the ultimate cost of remediation. The amount of these remediation costs is unknown at this time but could be substantial. It is likely that Rheem's claims against City and the Trust will not be resolved for some period of time. While the Trust has been advised by its counsel that the Trust is not liable for environmental remediation expenses related to the Admiral Site, no assurance can be given as to the outcome of this litigation at this time.

Lease Commitment. Rather than renewing its prior lease at 99 University Place, the Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 with a savings of one third of annual rental expense. The new five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Minimum annual lease expense will be approximately $24,000 during the first year of the lease, escalating to approximately $27,000 during the last year of the lease.

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

The Trust recorded net income of $545,000 ($0.01 per unit) in the second quarter of 2002 and net income of $801,000 ($0.02 per unit) in the six-month period ended June 30, 2002, compared to net income of $1,760,000 ($0.05 per unit) and net income of $2,570,000 ($0.07 per unit) in the corresponding 2001 periods. The reported losses on the dispositions of assets, net, reflect losses of $30,000 in the second quarter and $419,000 in the six-month period of 2002 as compared to $1,000 and $170,000 in the respective 2001 periods, attributable to an increase in legal fees relating to issues attributable to periods before the liquidation of City. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000 payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000. In June 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $274,000. In June 2002, the second of the five annual installments, $907,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $222,000. The deferred gain of $704,000 at June 30, 2002 and $938,000 at
December 31, 2001, is reflected as a reduction to the mortgage receivable of $2,210,000 at June 30, 2002 and $2,946,000 at December 31, 2001.

In 1985, City Investing Company purchased a group annuity contract from The Prudential Insurance Company of America (Prudential). Upon the demutualization of Prudential, the Trust received 885 shares of Prudential Financial Inc. As the Trust had a $0 basis in this asset, all of the $29,000 proceeds received upon the sale of these shares is reported as long term capital gain.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $649,000 and $1,440,000 in the second quarter and six months ended June 30, 2002, and $1,853,000 and $2,888,000 in the corresponding 2001 periods. The decrease in the 2002 periods compared to 2001 is attributable to overall lower interest rates in 2002 versus 2001 and the timing of the receipt of interest payments due to a shift in 2001 from U.S. Treasury Bills, which paid interest upon maturity, to U.S. Treasury Notes, which pay interest semi-annually. Administrative expenses were $74,000 and $220,000 for the second quarter and six months of 2002, compared with $92,000 and $148,000 for the comparable 2001 periods. In 2002, the increase was essentially due to an increase in legal expenses.

Rather than renewing its prior lease at 99 University Place, the Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 with a savings of one third of annual rental expense. The new five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Minimum annual lease expense will be approximately $24,000 during the first year of the lease, escalating to approximately $27,000 during the last year of the lease.

At June 30, 2002, the Trust had cash and cash equivalents and U. S. Treasuries of $80,938,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 30, 2002, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2003, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 30, 2002.

(b) Reports on Form 8-K:

    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                          CITY INVESTING COMPANY LIQUIDATING TRUST

Date: July 30, 2002       By: LESTER J. MANTELL
                              Trustee