Form 10-Q/A
period 2002-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-08-14
CIK 778171

FORM 10-Q/A

                                 Amendment No. 1

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

                    For the Transition period from ___ to ___

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

Yes  __X___     No _____

At June 30, 2002 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is being filed solely to include as Exhibit
99.1 the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No other revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.








         [The remainder of this page has been intentionally left blank]

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
-------------------------------------------------------------------------------------------------------------------



                                 Balance Sheets


==============================================================================
                                                (Unaudited)
                                                   June 30,       December 31,
($ in thousands)                                       2002               2001
==============================================================================

Assets
Cash and cash equivalents                               $65               $187
U.S. Treasuries                                      80,873             79,449
Restricted funds                                          6                  5
Investments                                              27                 27
Mortgage receivable, net of deferred gain             1,506              2,008
------------------------------------------------------------------------------

Total assets                                        $82,477            $81,676
------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                        $82,477            $81,676
------------------------------------------------------------------------------

Total liabilities and trust equity                  $82,477            $81,676
------------------------------------------------------------------------------



See accompanying notes to financial statements.

             CITY INVESTING COMPANY LIQUIDATING TRUST Statements of
                       Cash Flows Six Months ended June 30
                                   (Unaudited)



===========================================================================

($ in thousands)                                           2002       2001
===========================================================================

Cash flows from operating activities:
Net income                                                 $801     $2,570
Adjustments to reconcile net income to
   net cash used for operating activities:
Gain on sale of real estate                                (183)      (183)
Gain on sale of stock                                       (29)         -
Amortization of premium of investment securities            707          -
---------------------------------------------------------------------------
Net cash provided by operating activities                 1,296      2,387
---------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                           685        685
Proceeds from sale of stock                                  29          -
Sales/maturities of investment securities                39,992     37,868
Purchases of investment securities                      (42,123)   (40,909)
Restricted funds                                             (1)         -
---------------------------------------------------------------------------
Net cash used for investing activities                   (1,418)    (2,356)
---------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       (122)        31
Cash and cash equivalents at beginning of year              187         14
---------------------------------------------------------------------------

Cash and cash equivalents at end of period                  $65        $45
---------------------------------------------------------------------------



                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)


===========================================================================

($ in thousands)                                  2002                 2001
===========================================================================

Balance at beginning of period                 $81,676              $76,339
Net income                                         801                2,570
---------------------------------------------------------------------------

Balance at June 30                             $82,477              $78,909
---------------------------------------------------------------------------


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
===================================================================================================================


The gross unrealized gains on investment securities amounted to the following:


==============================================================================
                                                  June 30,        December 31,
($ in thousands)                                     2002                 2001
==============================================================================

Gross unrealized gains                               $777               $1,032
==============================================================================

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Restricted Funds

Restricted funds at June 30, 2002 and December 31, 2001 represent a rent deposit of $6,000 and $5,000, respectively.

Note 7 - Investments

Investments are as follows:


============================================================================
                                               June 30,         December 31,
($ in thousands)                                   2002                 2001
============================================================================

Oklahoma Energy Corp.                               $27                  $27
============================================================================



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

      99.1. Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K:

    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


Date: August 14, 2002



                                    CITY INVESTING COMPANY LIQUIDATING TRUST

                                    By: LESTER J. MANTELL
                                        ---------------------------
                                        Trustee