Form 10-Q
period 2002-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2002-10-16
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2002


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


At September 30, 2002 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                       Nine Months
(In thousands, except per unit data)                    2002             2001              2002               2001
------------------------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                  $(308)             $(3)            $(727)             $(173)
Interest, dividend and other income                      826            1,137             2,266              4,025
------------------------------------------------------------------------------------------------------------------

Total income                                             518            1,134             1,539              3,852
Administrative expenses                                   54               43               274                191
------------------------------------------------------------------------------------------------------------------

Net income                                              $464           $1,091            $1,265             $3,661
------------------------------------------------------------------------------------------------------------------

Net income per unit                                    $0.01            $0.02             $0.03              $0.09
------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------


                                                  Balance Sheets


------------------------------------------------------------------------------------------------------------------

                                                                                    (Unaudited)
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2002               2001
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                  $172               $187
U.S. Treasuries                                                                          81,232             79,449
Restricted funds                                                                              4                  5
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 1,506              2,008
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $82,941            $81,676
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $82,941            $81,676
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $82,941            $81,676
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                         Nine Months ended September 30
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2002               2001
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                               $1,265             $3,661
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of real estate                                                                (183)              (183)
Gain on sale of stock                                                                       (29)                 -
Amortization of premium of investment securities                                          1,523                  -
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 2,576              3,478
------------------------------------------------------------------------------------------------------------------
Cash flows used for investing activities:
Proceeds from sale of real estate                                                           685                685
Proceeds from sale of stock                                                                  29                  -
Maturities/sales of investment securities                                                59,321             56,099
Purchases of investment securities                                                      (62,627)           (60,269)
Restricted funds, net                                                                         1                 (1)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (2,591)            (3,486)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (15)                (8)
Cash and cash equivalents at beginning of period                                            187                 14
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $172                 $6
-------------------------------------------------------------------------------------------------------------------


                      Statement of Changes in Trust Equity
                         Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2002               2001
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                          $81,676            $76,339
Net income                                                                                1,265              3,661
------------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                 $82,941            $80,000
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

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization which is recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


-------------------------------------------------------------------------------------------------------------------

                                  September 30, 2002                                   December 31, 2001
                        -----------------------------------------          ----------------------------------------

                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------
   U.S. Treasuries           $81,232        $81,232        $82,390            $79,449     $79,449           $80,481
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities amounted to the following:

-------------------------------------------------------------------------------------------------------------------

                                                                                  September 30,        December 31,
($ in thousands)                                                                          2002                 2001
-------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                     $1,158            $1,032
-------------------------------------------------------------------------------------------------------------------


Note 5 - Restricted Funds

Restricted funds at September 30, 2002 and December 31, 2001 represent a rent deposit of $4,000 and $5,000, respectively.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:

------------------------------------------------------------------------------------------------------------------

                                                                                 September 30,        December 31,
($ in thousands)                                                                          2002                2001
------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                      $27                $ 27
------------------------------------------------------------------------------------------------------------------

The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At September 30, 2002 and December 31, 2001, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $31 and $310, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000 payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000. In June 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses of $183,000 and net interest income of $274,000. In June 2002, the second of the five annual installments, $907,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $222,000. The deferred gain of $704,000 at September 30, 2002 and $938,000 at December 31, 2001, is reflected as a reduction to the mortgage receivable of $2,210,000 at September 30, 2002 and $2,946,000 at December 31, 2001. It is projected that the deferred gain of $704,000 will be subject to expenses estimated to be $154,000.

Note 8 -  Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985, or which have subsequently arisen. The Trust is subject to possible claims by the United States Environmental Protection Agency and other third parties, including:

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ("AmBase") filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remains at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. On January 11, 2002, Judge Louis Stanton granted the Trust's motion for dismissal of this action based on the statute of limitations. AmBase has appealed the dismissal of its action to the United States Court of Appeals for the Second Circuit (02-7230) where briefs have been filed on behalf of both parties and argument is scheduled for November 7, 2002.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)


AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ. 10761): An action was brought against AmBase Corporation by Mr. Marshall Manley, who had served as AmBase's Chief Executive Officer, seeking indemnification for certain liabilities alleged to arise from Mr. Manley's settlement agreement with AmBase. Mr. Manley secured a jury verdict and judgment of $1.8 million in the first trial of his claim. Judge Robert Ward vacated that judgment and ordered a new trial which resulted in a jury verdict for AmBase. Mr. Manley has appealed that decision. On November 29, 2001, AmBase commenced an action against the Trust in the United States District Court for the Southern District of New York to recover its expenses in defending against Mr. Manley's claims. Should Mr. Manley prevail in his appeal and Mr. Manley's prior judgment for $1.8 million be reinstated, the Trust anticipates that AmBase would also seek to recover from the Trust any amounts paid by it to Mr. Manley. The Trust moved for summary judgment on the grounds that neither City nor the Trust are liable for Mr. Manley's breach of contract claim against AmBase. On July 9, 2002, Judge Ward granted the Trust's motion for summary judgment and dismissed AmBase's claims against the Trust. AmBase filed a motion for reconsideration of its dismissal which Judge Ward denied on August 16, 2002. AmBases's failure to appeal Judge Ward's decision by the time required effected an abandonment of this lawsuit.

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

Note 9 - Future Distributions of Trust Assets

Pending resolution of possible claims by the Environmental Protection Agency and other third parties, see Note 8 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $464,000 ($0.01 per unit) in the third quarter of 2002 and net income of $1,265,000 ($0.03 per unit) in the nine-month period ended September 30, 2002, compared with $1,091,000 ($0.02 per unit) and a net income of $3,661,000 ($0.09 per unit) in the corresponding 2001 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $308,000 and $727,000 in the third quarter and nine-month periods of 2002 as compared to losses of $3,000 and $173,000 in the respective 2001 periods. The increase in such losses consists principally of defending legal proceedings relating to periods before the liquidation of City. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000 payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000. In June 2001, the first of the five annual installments, $960,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $274,000. In June 2002, the second of the five annual installments, $907,000 in cash, was received, which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $222,000. The deferred gain of $704,000 at September 30, 2002 and $938,000 at December 31, 2001, is reflected as a reduction to the mortgage receivable of $2,210,000 at September 30, 2002 and $2,946,000 at December 31, 2001. It is
projected that the deferred gain of $704,000 will be subject to expenses estimated to be $154,000.

In 1985, City Investing Company purchased a group annuity contract from The Prudential Insurance Company of America (Prudential). Upon the 2002 demutualization of Prudential, the Trust received 885 shares of Prudential Financial Inc. As the Trust had a $0 basis in this asset, all of the $29,000 proceeds received upon the sale of these shares is reported as long-term capital gain.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $826,000 and $2,266,000 in the third quarter and nine months ended September 30, 2002, and $1,137,000 and $4,025,000 in the corresponding 2001 periods. The decrease in the 2002 periods compared to 2001 is attributable to lower interest rates in 2002 versus 2001 and the timing of the receipt of interest payments due to a shift in 2001 from U.S. Treasury Bills, which paid interest upon maturity, to U.S. Treasury Notes, which pay interest semi-annually. Administrative expenses were $54,000 and $274,000 for the third quarter and nine months of 2002, compared with $43,000 and $191,000 for the comparable 2001 periods. In 2002, the increase was essentially due to an increase in legal expenses.

At September 30, 2002, the Trust had cash and cash equivalents and U. S. Treasuries of $81,404,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Trustee who is the functional equivalent of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's internal disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustees concluded that the Trust's internal disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. Nor have their been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 is incorporated by reference herein. Except as set forth in Note 8 to Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

Pending resolution of possible claims by the Environmental Protection Agency and other third parties, see Note 8 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    99.1.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2.  Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       CITY INVESTING COMPANY LIQUIDATING TRUST



                                       By:  /s/ Lester J. Mantell
                                           ____________________________________
Date: October 16, 2002                       Lester J. Mantell, Trustee