Form 10-K
period 2002-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2003-02-12
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2002

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13881

                    CITY INVESTING COMPANY LIQUIDATING TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                       13-6859211
            (STATE OF ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

           853 Broadway, Suite 1607
              New York, New York                                  10003-4703
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

At December 31, 2002, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.90 per Unit was approximately $74.1 million.

To Our Unit Holders:

The accompanying financial report sets forth the status of the City Investing Company Liquidating Trust at December 31, 2002. Wrapped around this report is the February 12, 2003 tax letter, pages A through D, that provides 2002 Federal income tax information relevant to Unit Holders. Please remove wrap-around pages A through D carefully, as they should be helpful in calculating your 2002 tax consequences.

Since the Trust was created, the Trustees' objectives have been and continue to be to maximize the return to Unit Holders by resolving legal exposures and reducing to cash the remaining non-liquid assets as efficaciously as possible.

The Trust has posted on its web site: http://www.cnvlz.com the financial report and the tax letter for the year ended December 31, 2002. The Trust has also posted on its web site: all tax letters from the year 1985. Quarterly financial reports for 2003 will be available on the Trust's web site no later than May 15, August 15, and November 15, 2003.

After having its claim dismissed twice, AmBase Corporation in 2002 abandoned its litigious attempt to collect from the Trust AmBase's costs arising from a suit brought by a prior chief executive officer of AmBase. The Trust was also successful in 2002 in having the Admiral Home Appliances Site environmental litigation dismissed for lack of personal jurisdiction in the United States District Court for the District of South Carolina, Aiken Division.

During 2002, the Trust's cash and cash equivalents and investment securities increased by $2 million to $81.6 million. The major assets held by the Trust are investments in U.S. Treasury securities. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of certain legal proceedings discussed in the accompanying report.

Cordially,

Eben W. Pyne             John J. Quirk             Lester J. Mantell
  Trustee                   Trustee                     Trustee

February 12, 2003


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

        For current FINANCIAL AND TAX INFORMATION (10-K, 8-K AND 10-Q), please go to the Trust's:

               web site:      http://www.cnvlz.com

        For all OTHER INFORMATION, please communicate with us at:

               write to:      CITY INVESTING COMPANY LIQUIDATING TRUST
                              853 Broadway, Suite 1607, New York, NY 10003-4703
               fax:           212-473-3927
               e-mail:        mantell@cnvlz.com
               telephone:     212-473-1918

PART I

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

On July 30, 2002, the Trustees extended the time limit of the Trust's existence to September 25, 2003 from September 25, 2002 in order to continue the orderly resolution of legal exposures of the Trust and reducing to cash the remaining non-liquid assets.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. For a description of litigation and claims currently pending or threatened that affect the Trust, see Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The Nasdaq stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CITYINVLQ or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows -- http://www.nasdaq.com. The high and low prices for the Units during 2002 and 2001 were as follows:

                                                    2002                              2001
========================================================================================================
                                         HIGH                LOW           HIGH                LOW
========================================================================================================
First Quarter                             $1.95               $1.73         $1.38               $1.31

Second Quarter                             1.94                1.85          1.55                1.21

Third Quarter                              2.00                1.30          2.40                1.46

Fourth Quarter                             1.91                1.87          1.77                1.72
========================================================================================================

As of December 31, 2002, there were approximately 13,000 registered holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 2002 or 2001.

The Trust may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

========================================================================================================
                                                           YEARS ENDED DECEMBER 31
                                                           -----------------------
(IN THOUSANDS, EXCEPT PER UNIT DATA)     2002          2001          2000          1999          1998
========================================================================================================
Losses on dispositions of assets, net   $(797)        $(268)         $(38)        $(105)         $(66)

Interest, dividend and other income     2,707         5,953         3,711         3,185         3,535

Net income                              1,504         5,337         3,387         2,799         3,164

Net income per unit                         0.04          0.14          0.09          0.07          0.08

Total assets                           83,180        81,676        76,339        72,952        70,153

Book value per unit                         2.13          2.10          1.96          1.87          1.80
========================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $1,504,000 ($0.04 per unit) in 2002 compared with $5,337,000 ($0.14 per unit) in 2001 and $3,387,000 ($0.09 per unit) in
2000. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001 and 2002, cash payment installments of $960,000 and $907,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in both years and net interest income of $274,000 and $222,000, respectively. The deferred gains of $704,000 at December 31, 2002 and $938,000 at December 31, 2001, are netted against the gross mortgage receivable of $2,210,000 at December 31, 2002 and $2,946,000 at December 31, 2001. It is
projected that the remaining deferred gain of $704,000 will be subject to expenses estimated to be $154,000.

In February 2000, the Trust received $20,000 as the final liquidating distribution from Global Bancorporation, which resulted in a long-term capital loss of $562,000.

In 1985, City Investing Company purchased a group annuity contract from The Prudential Insurance Company of America (Prudential). Upon the 2002 demutualization of Prudential, the Trust received 885 shares of Prudential Financial Inc. As the Trust had a $0 basis in this asset, all of the $29,000 proceeds received upon the sale of these shares is reported as long-term capital gain.

Legal fees attributable to issues that relate to periods before the liquidation of City of $1,009,000 in 2002, compared to $451,000 in 2001 and $257,000 in 2000 are reflected as losses on dispositions of assets.

Interest, dividend and other income of $2,707,000 in 2002, $5,953,000 in 2001 and $3,711,000 in 2000, was principally derived from interest earned on U.S. Treasury securities. The cessation of the issuance of one-year Treasury Bills by the U.S. Government led to a substantial increase in the amount of interest income collected by the Trust in 2001, as compared with 2002 and 2000. As the Trust reports on a cash basis, both annual interest received on Treasury Bills and semi-annual interest received on Treasury Notes were reported as income in 2001. In addition, declining interest rates adversely affected interest income received in 2002 and 2001.

Administrative expenses were $406,000 in 2002, $348,000 in 2001, and $286,000 in 2000. The increases in 2002 and 2001 were primarily due to increases in legal expenses incurred in preparing for the complete liquidation of the Trust.

At December 31, 2002, the Trust had cash and cash equivalents and investment securities of $81,643,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see Item 8 -- Note 8, 'Future Distributions of Trust Assets'.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 2002 and 2001, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust equity of City Investing Company Liquidating Trust as of December 31, 2002 and 2001, and its income and expenses, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2002, on the basis of accounting described in Note 2.

KPMG LLP
New York, New York
February 7, 2003

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

=======================================================================================================
($ IN THOUSANDS, EXCEPT PER UNIT DATA)                  2002              2001              2000
=======================================================================================================
Losses on dispositions of assets, net                    $(797)            $(268)             $(38)
Interest, dividend and other income                      2,707             5,953             3,711
-------------------------------------------------------------------------------------------------------
Total income                                             1,910             5,685             3,673
Administrative expenses                                    406               348               286
-------------------------------------------------------------------------------------------------------

NET INCOME                                              $1,504            $5,337            $3,387
=======================================================================================================

NET INCOME PER UNIT                                         $0.04             $0.14             $0.09
=======================================================================================================

OUTSTANDING UNITS                                       38,979            38,979            38,979
=======================================================================================================

                                 BALANCE SHEETS
                                  DECEMBER 31

=================================================================================
($ IN THOUSANDS)                                        2002              2001
=================================================================================
ASSETS
Cash and cash equivalents                                 $158              $187
Investment securities                                   81,485            79,449
Restricted funds                                             4                 5
Investments                                                 27                27
Mortgage receivable, net of deferred gain                1,506             2,008
---------------------------------------------------------------------------------

TOTAL ASSETS                                           $83,180           $81,676
=================================================================================

LIABILITIES AND TRUST EQUITY
Trust equity                                           $83,180           $81,676
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                     $83,180           $81,676
=================================================================================

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

========================================================================================================
($ IN THOUSANDS)                                          2002               2001               2000
========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $1,504             $5,337             $3,387
Adjustments to reconcile net income to net
  cash provided by operating activities:
Gain on sale of real estate                                 (183)              (183)              (781)
(Gain) loss on sale and liquidation of
  securities                                                 (29)                --                562
Amortization of premium of investment
  securities                                               2,043                534                 --
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  3,335              5,688              3,168
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                 79,149             73,784            125,980
Purchases of investment securities                       (83,228)           (79,983)          (132,093)
Proceeds from sale of real estate                            685                685              2,888
Proceeds from sale and liquidation of
  securities                                                  29                 --                 20
Restricted funds                                               1                 (1)                --
--------------------------------------------------------------------------------------------------------
Net cash used for investing activities                    (3,364)            (5,515)            (3,205)
--------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                                (29)               173                (37)
Cash and cash equivalents at beginning of
  year                                                       187                 14                 51
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $158               $187                $14
========================================================================================================

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

========================================================================================================
($ IN THOUSANDS)                                           2002              2001              2000
========================================================================================================
Balance at beginning of year                              $81,676           $76,339           $72,952
Net income                                                  1,504             5,337             3,387
--------------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                    $83,180           $81,676           $76,339
========================================================================================================

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The City Investing Company Liquidating Trust (the 'Trust') was created on September 25, 1985, pursuant to an Agreement and Declaration of Trust ('Trust Agreement') by and between City Investing Company ('City') and the three individuals then serving as trustees of the Trust ('Trustees'). The Trust Agreement is governed by the laws of the State of Delaware.

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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, the Trustees extended the time limit of the Trust's existence a number of times, most recently to September 25, 2003.

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

NOTE 3 - INVESTMENT SECURITIES

Investment securities at December 31, 2002 and December 31, 2001 consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices.

Investment securities at December 31, consist of the following:

==============================================================================================
                                          2002                             2001
                             -----------------------------    --------------------------------
                             CARRYING   AMORTIZED    FAIR     CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE       COST       VALUE     VALUE       COST       VALUE
==============================================================================================
U.S. Treasuries              $81,485     $81,485    $81,886   $79,449     $79,449    $80,481
==============================================================================================

The gross unrealized gains on investment securities at December 31, amounted to the following:

==============================================================================================
($ IN THOUSANDS)                                                  2002                  2001
==============================================================================================
Gross unrealized gains                                            $401                $1,032
==============================================================================================

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2002 and 2001 represent a rent deposit of $4,000 and $5,000, respectively.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

==============================================================================================
($ IN THOUSANDS)                                                  2002                  2001
==============================================================================================
Oklahoma Energy Corp.                                              $27                   $27
==============================================================================================

The Trust held 10,000 shares of Global Bancorporation, which were carried at their tax basis. In February 2000, the Trust collected a final liquidating distribution of $20,000 from Global Bancorporation, which resulted in a recognized long-term capital loss of $562,000. The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At December 31, 2002 and 2001, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $9,324 and $310, respectively.

NOTE 6 - REAL ESTATE

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001 and 2002, cash payment installments of $960,000 and $907,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in both years and net interest income of $274,000 and $222,000, respectively. The deferred gains of $704,000 at December 31, 2002 and $938,000 at December 31, 2001, are netted against the gross mortgage receivable of $2,210,000 at December 31, 2002 and $2,946,000 at December 31, 2001. It is projected that the remaining deferred gain of $704,000 will be subject to expenses estimated to be $154,000.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ('AmBase') filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remains at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. The Trust moved for dismissal of this case on the same grounds. On January 11, 2002, Judge Louis Stanton granted the Trust's motion and dismissed the action based on the statute of limitations. AmBase appealed the dismissal of its action to the United States Court of Appeals for the Second Circuit (02-7230). The appeal was argued before the Court on November 7, 2002, which has not rendered a decision as yet.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Admiral Home Appliances Site. Maytag Corporation ('Maytag') has sued Rheem Manufacturing Company ('Rheem') in the United States District Court for the District of South Carolina, Aiken Division, (Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. Civ. Action 1-01-0137-22), seeking to recover environmental remediation expenses for which Maytag is liable under the Comprehensive Environmental Response, Compensation and Liability Act because of ownership by a subsidiary of Maytag of the Admiral Home Appliances Super Fund Site in Williston, South Carolina ( the 'Admiral Site'). In its Complaint against Rheem, Maytag claimed that Rheem was liable for a share of the remediation expenses because of Rheem's prior ownership of the Admiral Site. On October 23, 2001, Rheem filed a Third Party Complaint against City Investing Company ('City'), alleging that City, as owner of the stock of first and second-tier subsidiaries which conducted manufacturing operations at the Admiral Site, was liable to reimburse Rheem for some or all of Rheem's liability. The Trust was added as a Third Party Defendant in an amended pleading. The Trust moved to dismiss the Third Party Complaint against City and the Trust for lack of in personam jurisdiction and for failure to state a cause of action. On October 23, 2002, the United States District Court granted the Trust's motion to dismiss Rheem's Third Party Complaint on the ground that City's involvement with the operation or management of the Admiral Site was insufficient to confer jurisdiction over City and the Trust. While the Trust has been advised by its counsel that the Trust is not liable for environmental remediation expenses related to the Admiral Site, no assurance can be given as to the ultimate outcome of the Trust's exposure to this environmental matter.

Other Matters. The Trust also remains subject to possible claims by other third parties.

Lease Commitment. Rather than renewing its prior lease at 99 University Place, the Trust has leased smaller office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 with a savings of one third over the proposed annual rental expense at the prior location. The new five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Minimum annual lease expense beginning July 1, 2002, will be approximately $24,000 during the first year of the lease, escalating to approximately $27,000 during the last year of the lease. Rent expense was $29,000 in 2002, $31,000 in 2001, and $26,000 in 2000.

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The existence of the contingent liabilities referred to in Note 7 will affect the timing of future distributions of Trust assets.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 2002 and 2001 are as follows:

============================================================================================
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
                                          MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT PER UNIT DATA)        2002       2002         2002           2002
============================================================================================
Total income                               $402        $619         $518          $371
Administrative expenses                     146          74           54           132
============================================================================================
NET INCOME                                 $256        $545         $464          $239
============================================================================================
NET INCOME PER UNIT                          $0.01       $0.01        $0.01         $0.01
============================================================================================
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
                                          MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT PER UNIT DATA)        2001       2001         2001           2001
============================================================================================
Total income                               $866      $1,852       $1,134        $1,833
Administrative expenses                      56          92           43           157
============================================================================================
NET INCOME                                 $810      $1,760       $1,091        $1,676
============================================================================================
NET INCOME PER UNIT                          $0.02       $0.05        $0.02         $0.05
============================================================================================

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The Trustees of the Trust are Eben W. Pyne, John J. Quirk and Lester J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. There are no family relationships between the Trustees.

Eben W. Pyne (85) retired in 1982 as a Senior Vice President of Citibank, N.A. He was a director of City, AmBase and W.R. Grace and Co.

John J. Quirk (59) is a managing director at Morgan Joseph & Co. Inc. He was a principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2001. He was the Chairman and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Senior Vice President and Treasurer of City prior to March 1985.

Lester J. Mantell (65) was an officer of City and AmBase prior to 1997.

The Trust has adopted a Code of Ethics that is applicable to the Trustees, one of whom is the functional equivalent of its principal executive officer and its principal financial officer, and the Trust's Administrator. See Exhibit 99.3 -- 'Code of Ethics'.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Section 9.1 of the Trust Agreement, the Trustees, in lieu of commissions or other compensation fixed by law for Trustees, receive as compensation for services there under the aggregate sum of $36,000 per year to be allocated equally among the Trustees. Each Trustee is also reimbursed from the Trust Estate for all expenses reasonably incurred by him in the performance of his duties pursuant to the Trust Agreement.

There are no plans, pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the Trustees, except for amounts that one Trustee may receive as a holder of 1,000 Units of Beneficial Interest.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Form 4 of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of August 10, 2001, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of January 22, 2003, and from Amendment No. 3 to Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 22, 2002.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------
GOLDMAN, SACHS & CO.                                           12,631,464     32.4%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, L.L.C.                            12,233,129     31.4%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111

FRANKLIN MUTUAL ADVISERS, LLC                                   6,529,648     16.7%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         31,394,241     80.5%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 7, 2003.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES OF BENEFICIAL OWNERS                                       OWNED       OF CLASS
-----------------------------------------------------------------------------------------
Eben W. Pyne                                                     1,000            *
John J. Quirk                                                       --           --
Lester J. Mantell                                                   --           --
Trustees as a group (three)                                      1,000            *
-----------------------------------------------------------------------------------------

* Represents less than one quarter of 1% of the class.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Trustee who is the functional equivalent of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's internal disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustees concluded that the Trust's internal disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                             Page
                                                                             ----
(a)       Documents Filed as Part of This Report:

          1.    Index to Financial Statements:
                Independent Auditors' Report................................  6
                Statements of Operations....................................  7
                Balance Sheets..............................................  7
                Statements of Cash Flows....................................  8
                Statements of Changes in Trust Equity.......................  8
                Notes to Financial Statements...............................  9

          2.    Index to Financial Statement Schedules:
                Not applicable

          3.    Exhibits:
          2.    Plan of Complete Liquidation and Dissolution of City
                Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21, 1984).

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April
                23, 1990 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September
                2, 1992 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000) as amended on July 23, 2001 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2001) as amended on July 30, 2002 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees,

                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 2002).

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

          99.1. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley
                Act of 2002.
          99.3. Code of Ethics.

          Exhibits 99.1, 99.2 and 99.3 are included in the Form 10-K posted on our web site: http://www.cnvlz.com.

(b)       Form 8-K
          The Trust was not required to file a Current Report on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February 2003.

CITY INVESTING COMPANY LIQUIDATING TRUST



LESTER J. MANTELL
Trustee



Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 12th day of February 2003.



The Trustees:



EBEN W. PYNE
Trustee



JOHN J. QUIRK
Trustee



LESTER J. MANTELL
Trustee

CITY INVESTING COMPANY LIQUIDATING TRUST Fed. I.D. #13-6859211 February 12, 2003

                    2002 U.S. FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 2002. You should use this information in preparing your 2002 U.S. Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 2002, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit [Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 2002, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

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

For all OTHER INFORMATION please communicate with us at:

                   write to:    CITY INVESTING COMPANY LIQUIDATING TRUST
                                853 Broadway, Suite 1607, New York, NY 10003-4703
                   telephone:   212-473-1918   fax: 212-473-3927   e-mail: mantell@cnvlz.com

CITY INVESTING COMPANY LIQUIDATING TRUST UNITS TRADE ON THE NASDAQ STOCK MARKET AND APPEAR DAILY IN THE LIST ENTITLED SMALL CAPITALIZATION ISSUES UNDER THE SYMBOL CITYINVLQ OR CNVLZ.

                                      -A-

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                                            I                                  II
                                                   TOTAL IF HELD FROM
                                                    JANUARY 1 THROUGH
                                                       DECEMBER 31                           JANUARY
                                       ----------------------------------------------------------------------------------------
                                            A       x     B      =     C          A       x      B      =      C
TAX ITEM:*                               AMOUNT                                AMOUNT
                                           PER          NO. OF      TAXABLE      PER           NO. OF       TAXABLE
                                          UNIT      x   UNITS    =  AMOUNT#     UNIT      x    UNITS    =   AMOUNT[d]
                                       ----------------------------------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations        0.063299   x            =             0.000000   x             =
      b) All Other                       0.006109   x            =             0.000000   x             =
      c) Total Interest Income (1a+1b)   0.069408   x            =             0.000000   x             =
2.    Dividend Income                    0.000039   x            =             0.000007   x             =
3.    Net Long-Term Capital
      Gain/(Loss):                      (0.020451)  x            =            (0.000421)  x             =
4.    Gain on Sale of Real Estate --
      With Installment Sale Method                                                                      =
      a) Payments Received During Year   0.018897   x            =             0.000000   x             =
      b) Installment Sale Income         0.006017   x            =             0.000000   x             =
5.    Miscellaneous Income               0.000000   x            =             0.000000   x             =
6.    Trust Expenses                     0.010411   x            =             0.001201   x
7.    ADJUSTMENT TO BASIS -- WITH                                                                       =
      INSTALLMENT SALE METHOD TAX
      ITEMS (1C+2+3+4B+5-6)              0.044602   x            =            (0.001615)  x             =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX
      ITEMS (1C+2+3+5-6)                 0.038585   x            =            (0.001615)  x             =

                                                         III

                                                       February
                                       --------------------------------------
                                            A       x     B      =     C
                                         AMOUNT
                                           PER          NO. OF      TAXABLE
                                          UNIT      x   UNITS    =  AMOUNT[d]
                                       --------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations         0.008037  x            =
      b) All Other                        0.000000  x            =
      c) Total Interest Income (1a+1b)    0.008037  x            =
2.    Dividend Income                     0.000002  x            =
3.    Net Long-Term Capital
      Gain/(Loss):                       (0.003374) x            =
4.    Gain on Sale of Real Estate --
      With Installment Sale Method
      a) Payments Received During Year    0.000000  x            =
      b) Installment Sale Income          0.000000  x            =
5.    Miscellaneous Income                0.000000  x            =
6.    Trust Expenses                      0.001048  x            =
7.    ADJUSTMENT TO BASIS -- WITH
      INSTALLMENT SALE METHOD TAX
      ITEMS (1C+2+3+4B+5-6)               0.003617  x            =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX         0.003617  x            =
      ITEMS (1C+2+3+5-6)

                                                          VIII                                  IX


                                                        JULY                                  AUGUST
                                       ----------------------------------------------------------------------------------------
                                            A       x     B      =     C          A       x      B      =      C
TAX ITEM:*                               AMOUNT                                AMOUNT
                                           PER          NO. OF      TAXABLE      PER           NO. OF       TAXABLE
                                          UNIT      x   UNITS    =  AMOUNT[d]   UNIT      x    UNITS    =   AMOUNT[d]
                                       ----------------------------------------------------------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations       0.006219     x            =            0.007906    x             =
     b) All Other                      0.000000     x            =            0.000000    x             =
     c) Total Interest Income (1a+1b)  0.006219     x            =            0.007906    x             =
2.   Dividend Income                   0.000004     x            =            0.000003    x             =
3.   Net Long-Term Capital
     Gain/(Loss):                      0.000000     x            =            0.000000    x             =
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Payments Received During
     Year                              0.000000     x            =            0.000000    x             =
     b) Installment Sale Income        0.000000     x            =            0.000000    x             =
5.   Miscellaneous Income              0.000000     x            =            0.000000    x             =
6.   Trust Expenses                    0.000608     x            =            0.000380    x             =
7.   ADJUSTMENT TO BASIS -- WITH
     INSTALLMENT SALE METHOD TAX
     ITEMS (1C+2+3+4B+5-6)             0.005615     x            =            0.007529    x             =
8.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1C+2+3+5-6)                0.005615     x            =            0.007529    x             =

                                                          X

                                                      September
                                       --------------------------------------
                                            A       x     B      =     C
                                         AMOUNT
                                           PER          NO. OF      TAXABLE
                                          UNIT      x   UNITS    =  AMOUNT[d]
                                       --------------------------------------
1.   Interest Income:
     a) U. S. Gov't. Obligations         0.007062   x            =
     b) All Other                        0.000000   x            =
     c) Total Interest Income (1a+1b)    0.007062   x            =
2.   Dividend Income                     0.000003   x            =
3.   Net Long-Term Capital
     Gain/(Loss):                       (0.007901)  x            =
4.   Gain on Sale of Real Estate --
     With Installment Sale Method
     a) Payments Received During
     Year                                0.000000   x            =
     b) Installment Sale Income          0.000000   x            =
5.   Miscellaneous Income                0.000000   x            =
6.   Trust Expenses                      0.000383   x            =
7.   ADJUSTMENT TO BASIS -- WITH
     INSTALLMENT SALE METHOD TAX
     ITEMS (1C+2+3+4B+5-6)              (0.001219)  x            =
8.   ADJUSTMENT TO BASIS -- WITHOUT
     INSTALLMENT SALE METHOD TAX
     ITEMS (1C+2+3+5-6)                 (0.001219)  x            =

--------------

  * The Trust Tax Items for 2002 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 2002 U.S. Federal income tax return.
  # Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 2002.
[d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.
  ! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                      -B-

SCHEDULE OF 2002 U.S. FEDERAL TAX ITEMS

                             IV                                                     V


                            MARCH                                                 APRIL
-----------------------------------------------------------------------------------------------------------------
         A            x          B         =        C          A            x          B         =        C
      AMOUNT                                                AMOUNT
        PER                    NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
       UNIT           x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
-----------------------------------------------------------------------------------------------------------------
      0.012240        x                    =                0.000134        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.012240        x                    =                0.000134        x                    =
      0.000001        x                    =                0.000008        x                    =

     (0.006171)       x                    =               (0.003931)       x                    =


      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.001506        x                    =                0.000718        x                    =

      0.004564        x                    =               (0.004507)       x                    =

      0.004564        x                    =               (0.004507)       x                    =

                     VI                                                  VII


                    MAY                                                 JUNE
-----------------------------------------------------------------------------------------------------------------
    A     x          B         =        C          A            x          B         =        C
 AMOUNT                                         AMOUNT
   PER             NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
  UNIT    x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
-----------------------------------------------------------------------------------------------------------------
 0.010401           x                    =                0.000000        x                    =
 0.000000           x                    =                0.006109        x                    =
 0.010401           x                    =                0.006109        x                    =
 0.000001           x                    =                0.000001        x                    =

(0.002287)          x                    =                0.005445        x                    =


 0.000000           x                    =                0.018897        x                    =
 0.000000           x                    =                0.006017        x                    =
 0.000000           x                    =                0.000000        x                    =
 0.000432           x                    =                0.000756        x                    =

 0.007683           x                    =                0.016816        x                    =

 0.007683           x                    =                0.010799        x                    =


                                XI                                                    XII


                              OCTOBER                                               NOVEMBER
----------------------------------------------------------------------------------------------------------------
         A            x          B         =        C          A            x          B         =        C
      AMOUNT                                                AMOUNT
        PER                    NO. OF            TAXABLE      PER                    NO. OF            TAXABLE
       UNIT           x        UNITS       =     AMOUNT[d]   UNIT           x        UNITS       =     AMOUNT[d]
----------------------------------------------------------------------------------------------------------------
      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.000006        x                    =                0.000002        x                    =

     (0.000089)       x                    =               (0.000732)       x                    =


      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.000000        x                    =                0.000000        x                    =
      0.002478        x                    =                0.000521        x                    =

     (0.002561)       x                    =               (0.001251)       x                    =

     (0.002561)       x                    =               (0.001251)       x                    =

                                                            ------------------------------
                     XIII                                                 XIV
                                                                 TOTAL IF HELD ON SOME,
                                                                     BUT NOT ALL,
                   DECEMBER                                    FIRST DAYS OF EACH MONTH
------------------------------------------------------------------------------------------
      A                x          B         =       C        IIC + IIIC + IVC + VC + VIC +
    AMOUNT                                                        VIIC + VIIIC + IXC +
     PER                       NO. OF            TAXABLE        XC + XIC + XIIC + XIIIC
    UNIT               x        UNITS       =     AMOUNT            TAXABLE AMOUNT!
------------------------------------------------------------------------------------------
   0.011300            x                    =
   0.000000            x                    =
   0.011300            x                    =
   0.000001            x                    =

  (0.000990)           x                    =


   0.000000            x                    =
   0.000000            x                    =
   0.000000            x                    =
   0.000380            x                    =

   0.009931            x                    =

   0.009931            x                    =

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

 The degree symbol shall be expressed as................................ [d]