Form 10-Q
period 2003-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2003-04-17
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2003


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

Yes    X      No
    -------      -------


At March 31, 2003 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      CITY INVESTING COMPANY LIQUIDATING TRUST
                                              Statements of Operations
                                             Three Months ended March 31
                                                     (Unaudited)



--------------------------------------------------------------------------------
($ in thousands, except per unit data)                      2003            2002
--------------------------------------------------------------------------------
Losses on dispositions of assets, net                       ($2)          ($389)
Interest, dividend and other income                         406             791
--------------------------------------------------------------------------------

Total income                                                404             402
Administrative expenses                                     125             146
--------------------------------------------------------------------------------

Net income                                                 $279            $256
--------------------------------------------------------------------------------

Net income per unit                                       $0.01           $0.01
--------------------------------------------------------------------------------

Outstanding units                                        38,979          38,979
--------------------------------------------------------------------------------


                                 Balance Sheets



--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                         March 31,  December 31,
($ in thousands)                                              2003          2002
--------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                      $69          $158
U.S. Treasuries                                             81,853        81,485
Restricted funds                                                 4             4
Investments                                                     27            27
Mortgage receivable, net of deferred gain                    1,506         1,506
--------------------------------------------------------------------------------

Total assets                                               $83,459       $83,180
--------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                               $83,459       $83,180
--------------------------------------------------------------------------------

Total liabilities and trust equity                         $83,459       $83,180
--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                           Three Months ended March 31
                                   (Unaudited)



--------------------------------------------------------------------------------
($ in thousands)                                               2003         2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                     $279        $256
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization of premium of investment securities                286         416
--------------------------------------------------------------------------------
Net cash provided by operating activities                       565         672
--------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities/sales of investment securities                    19,786      19,067
Purchases of investment securities                          (20,440)    (19,705)
--------------------------------------------------------------------------------
Net cash used for investing activities                         (654)       (638)
--------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            (89)         34
Cash and cash equivalents at beginning of year                  158         187
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                      $69        $221
--------------------------------------------------------------------------------


                      Statements of Changes in Trust Equity
                           Three Months ended March 31
                                   (Unaudited)



--------------------------------------------------------------------------------
($ in thousands)                                            2003            2002
--------------------------------------------------------------------------------
Balance at beginning of period                           $83,180         $81,676
Net income                                                   279             256
--------------------------------------------------------------------------------

Balance at March 31                                      $83,459         $81,932
--------------------------------------------------------------------------------


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

Note 3 - Losses on Dispositions of Assets

Losses on dispositions of assets, net, include legal fees attributable to issues that relate to periods before the liquidation of City Investing Company.

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

--------------------------------------------------------------------------------

                                  March 31, 2003                            December 31, 2002
                    -----------------------------------------   -----------------------------------------
                       Carrying      Amortized        Fair      Carrying      Amortized           Fair
($ in thousands)          Value           Cost       Value         Value           Cost          Value
---------------------------------------------------------------------------------------------------------
U.S. Treasuries         $81,853        $81,853     $82,720       $81,485        $81,485        $81,886
---------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities amounted to the following:

--------------------------------------------------------------------------------

                                               March 31,       December 31,
($ in thousands)                                    2003               2002
--------------------------------------------------------------------------------
Gross unrealized gains                              $867               $401
--------------------------------------------------------------------------------


Note 5 - Restricted Funds

Restricted funds at March 31, 2003 and December 31, 2002 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:

--------------------------------------------------------------------------------
                                              March 31,      December 31,
($ in thousands)                                   2003              2002
--------------------------------------------------------------------------------
Oklahoma Energy Corp.                               $27               $27
--------------------------------------------------------------------------------


The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At March 31, 2003 and December 31, 2002, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $6,216 and $9,324, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001 and 2002, cash payment installments of $960,000 and $907,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in both years and net interest income of $274,000 and $222,000, respectively. The deferred gain of $704,000 at March 31, 2003 and December 31, 2002, is netted against the gross mortgage receivable of $2,210,000 at March 31, 2003 and December 31, 2002. It is projected that the remaining deferred gain of $704,000 will be subject to expenses estimated to be $154,000.

Note 8 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City Investing Company which existed at September 25, 1985, or which have subsequently arisen. The Trust is subject to possible claims by the United States Environmental Protection Agency and other third parties, including:

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On April 3, 2003, the United States Court of Appeals for the Second Circuit (Docket No. 02-7230) affirmed the District Court's dismissal of this action commenced by AmBase Corporation against the Trust. AmBase has filed a petition for rehearing with the Court of Appeals for the Second Circuit.

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

The Trust recorded net income of $279,000 ($0.01 per unit) in the quarter ended March 31, 2003, compared to net income of $256,000 ($0.01 per unit) in the first quarter of 2002. The reported losses on the dispositions of assets, net, reflect losses of $2,000 in 2003 as compared to losses of $389,000 in 2002, which consist of legal fees attributable to issues that relate to periods before the liquidation of City Investing Company. In 2002, the higher litigation costs were attributable to the Trust being defended against claims brought by AmBase Corporation, as well as Rheem Manufacturing Company.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $406,000 in the first quarter of 2003, compared with $791,000 in the first quarter of 2002. The decrease in the 2003 period was primarily due to lower interest rates in the 2003 versus 2002 period. Administrative expenses were $125,000 and $146,000 in the first quarters of 2003 and 2002, respectively. In 2003, the largest single item to decrease was legal expenses.

At March 31, 2003, the Trust had cash and cash equivalents and U.S. Treasuries of $81,922,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.


ITEM 4.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the Trustee who is the functional equivalent of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's internal disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustees concluded that the Trust's internal disclosure controls and procedures are effective in timely alerting them to material information relating to the Trust required to be included in the Trust's periodic SEC filings. There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002 is incorporated by reference herein. Except as set forth in Note 8 to the Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

Pending resolution of possible claims, see Note 8 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    99.1. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
    2002.

    99.2. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CITY INVESTING COMPANY LIQUIDATING TRUST


Date:    April 17, 2003               By: /s/ Lester J. Mantell
                                         ---------------------------------
                                             LESTER J. MANTELL
                                             Trustee