Form 10-Q
period 2003-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2003-07-22
CIK 778171

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

At June 30, 2003 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                   Second Quarter and Six Months ended June 30
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                         Second Quarter                 Six Months
($ in thousands, except per unit data)                 2003          2002           2003          2002
-------------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net          $101          ($30)           $99         ($419)
Interest, dividend and other income                     522           649            928         1,440
-------------------------------------------------------------------------------------------------------
Total income                                            623           619          1,027         1,021
Administrative expenses                                  73            74            198           220
-------------------------------------------------------------------------------------------------------
Net income                                             $550          $545           $829          $801
-------------------------------------------------------------------------------------------------------
Net income per unit                                   $0.01         $0.01          $0.02         $0.02
-------------------------------------------------------------------------------------------------------
Outstanding units                                    38,979        38,979         38,979        38,979
-------------------------------------------------------------------------------------------------------


                                 Balance Sheets

-------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
                                                                                June 30,   December 31,
($ in thousands)                                                                    2003           2002
-------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                            $75           $158
U.S. Treasuries                                                                   82,899         81,485
Restricted funds                                                                       4              4
Investments                                                                           27             27
Mortgage receivable, net of deferred gain                                          1,004          1,506
-------------------------------------------------------------------------------------------------------
Total assets                                                                     $84,009        $83,180
-------------------------------------------------------------------------------------------------------
Liabilities and trust equity
Trust equity                                                                     $84,009        $83,180
-------------------------------------------------------------------------------------------------------
Total liabilities and trust equity                                               $84,009        $83,180
-------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                            Six Months ended June 30
                                   (Unaudited)

--------------------------------------------------------------------------------
($ in thousands)                                             2003           2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                   $829           $801
Adjustments to reconcile net income to
  net cash provided by operating activities:
Gain on sale of real estate                                  (183)          (183)
Gain on sale of stock                                           -            (29)
Amortization of premium of investment securities              674            707
--------------------------------------------------------------------------------
Net cash provided by operating activities                   1,320          1,296
--------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                             685            685
Proceeds from sale of stock                                     -             29
Maturities/sales of investment securities                  40,580         39,992
Purchases of investment securities                        (42,668)       (42,123)
Restricted funds                                                -             (1)
--------------------------------------------------------------------------------
Net cash used for investing activities                     (1,403)        (1,418)
--------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (83)          (122)
Cash and cash equivalents at beginning of year                158            187
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $75            $65
--------------------------------------------------------------------------------


                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)

--------------------------------------------------------------------------------
($ in thousands)                                             2003           2002
--------------------------------------------------------------------------------
Balance at beginning of period                            $83,180        $81,676
Net income                                                    829            801
--------------------------------------------------------------------------------
Balance at June 30                                        $84,009        $82,477
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

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

------------------------------------------------------------------------------------------------------
                                      June 30, 2003                         December 31, 2002
                            ----------------------------------      ----------------------------------
                            Carrying    Amortized         Fair      Carrying    Amortized         Fair
($ in thousands)               Value         Cost        Value         Value         Cost        Value
------------------------------------------------------------------------------------------------------
U.S. Treasuries              $82,899      $82,899      $83,708       $81,485      $81,485      $81,886
------------------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities amounted to the following:

------------------------------------------------------------------------------------------------------
                                                                               June 30,   December 31,
($ in thousands)                                                                   2003           2002
------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                             $809           $401
------------------------------------------------------------------------------------------------------

Note 5 - Restricted Funds

Restricted funds at June 30, 2003 and December 31, 2002 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:
--------------------------------------------------------------------------------
                                                   June 30,         December 31,
($ in thousands)                                       2003                 2002
--------------------------------------------------------------------------------
Oklahoma Energy Corp.                                   $27                  $27
--------------------------------------------------------------------------------

The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At June 30, 2003 and December 31, 2002, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $3,108 and $9,324, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gains of $469,000 at June 30, 2003 and $704,000 at December 31, 2002, are netted against the gross mortgage receivable of $1,473,000 at June 30, 2003 and $2,210,000 at December 31, 2002. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On April 3, 2003, the United States Court of Appeals for the Second Circuit (Docket No. 02-7230) affirmed the District Court's dismissal of this action commenced by AmBase Corporation against the Trust. AmBase filed a petition for rehearing with the Court of Appeals for the Second Circuit which was denied on June 12, 2003. AmBase has the right to petition for review of the Second Circuit's dismissal of the action to the United States Supreme Court within 90 days of the most recent Court of Appeals' action.

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

The Trust recorded net income of $550,000 ($0.01 per unit) in the second quarter of 2003 and net income of $829,000 ($0.02 per unit) in the six-month period ended June 30, 2003, compared to net income of $545,000 ($0.01 per unit) and net income of $801,000 ($0.02 per unit) in the corresponding 2002 periods. The reported gains (losses) on the dispositions of assets, net, reflect gains of $101,000 in the second quarter and $99,000 in the six-month period of 2003 as compared to losses of $30,000 and $419,000 in the respective 2002 periods. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gains of $469,000 at June 30, 2003 and $704,000 at December 31, 2002, are netted against the gross mortgage receivable of $1,473,000 at June 30, 2003 and $2,210,000 at December 31, 2002. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000. Legal fees, relating to issues attributable to periods before the liquidation of City are reflected as losses on disposition of assets, net, amounted to $82,000 in the second quarter of 2003 and $84,000 in the six month period ended June 30, 2003 compared to $242,000 and $631,000 in the corresponding 2002 periods. In June 2002, the Trust received $29,000 proceeds on the sale of Prudential Financial Inc. shares that was reported as long-term capital gain.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $522,000 and $928,000 in the second quarter and six months ended June 30, 2003, and $649,000 and $1,440,000 in the corresponding 2002 periods. The decreases in the 2003 periods were primarily due to lower interest rates in 2003 versus 2002 periods. Administrative expenses were $73,000 and $198,000 for the second quarter and six months of 2003, compared with $74,000 and $220,000 for the comparable 2002 periods. In 2003, the largest single item to decrease was legal expenses.

At June 30, 2003, the Trust had cash and cash equivalents and U. S. Treasuries of $82,974,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Trust carried out an evaluation, under the supervision and with the participation of the Trust's management, including the trustee who is the functional equivalent of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Trust's internal disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. That Rule requires that such controls and procedures assure that information required to be included in the Trust's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the rules and forms. Based upon that evaluation, the Trustees concluded that the Trust's internal disclosure controls and procedures are effective in assuring that information required to be disclosed by the Trust in its periodic SEC filings is accurate and communicated to the Trust's management in order to allow timely decisions regarding required disclosure. There have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

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

ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On June 18, 2003, the Trustees amended the Trust agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2004, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated June 18, 2003.

     99.1. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        CITY INVESTING COMPANY LIQUIDATING TRUST

                                        /s/ Lester J. Mantell

Date: July 22, 2003                     By: LESTER J. MANTELL, Trustee