Form 10-Q
period 2003-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2003-10-31
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2003


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

At September 30, 2003 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                       Nine Months
(In thousands, except per unit data)                    2003             2002              2003               2002
---------------------------------------------------------------------------------------------------------------------
(Losses) gains on dispositions of assets, net           $(39)           $(308)              $60              $(727)
Interest, dividend and other income                      264              826             1,192              2,266
---------------------------------------------------------------------------------------------------------------------
Total income                                             225              518             1,252              1,539
Administrative expenses                                   47               54               245                274
---------------------------------------------------------------------------------------------------------------------

Net income                                              $178             $464            $1,007             $1,265

---------------------------------------------------------------------------------------------------------------------

Net income per unit                                       $0.01            $0.01             $0.03              $0.03
---------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
---------------------------------------------------------------------------------------------------------------------


                                 Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2003               2002
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                  $517               $158
U.S. Treasuries                                                                          82,635             81,485
Restricted funds                                                                              4                  4
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 1,004              1,506
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $84,187            $83,180
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $84,187            $83,180
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $84,187            $83,180
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                         Nine Months ended September 30
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2003               2002
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                               $1,007             $1,265
Adjustments to reconcile net income to net cash
   provided by operating activities:
Gain on sale of real estate                                                                (183)              (183)
Gain on sale of stock                                                                         -                (29)
Amortization of premium of investment securities                                          1,042              1,523
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 1,866              2,576
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685                685
Proceeds from sale of stock                                                                   -                 29
Maturities/sales of investment securities                                                60,305             59,321
Purchases of investment securities                                                      (62,497)           (62,627)
Restricted funds, net                                                                         -                  1
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                   (1,507)            (2,591)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        359                (15)
Cash and cash equivalents at beginning of period                                            158                187
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $517               $172
-------------------------------------------------------------------------------------------------------------------


                      Statement of Changes in Trust Equity
                         Nine Months ended September 30
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2003               2002
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                          $83,180            $81,676
Net income                                                                                1,007              1,265
-------------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                 $84,187            $82,941
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

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:



-------------------------------------------------------------------------------------------------------------------
                                                                                             Audited
                                  September 30, 2003                                   December 31, 2002
                            --------------------------------------           --------------------------------------
                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------
   U.S. Treasuries           $82,635        $82,635        $82,764            $81,485       $81,485         $81,886
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains on investment securities amounted to the following:

------------------------------------------------------------------------------------------------------------------
                                                                                                           Audited
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2003               2002
------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                     $129               $401
------------------------------------------------------------------------------------------------------------------

Note 5 - Restricted Funds

Restricted funds at September 30, 2003 and December 31, 2002 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:
-------------------------------------------------------------------------------------------------------------------
                                                                                                            Audited
                                                                                 September 30,         December 31,
($ in thousands)                                                                          2003                 2002
-------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                      $27                  $27
-------------------------------------------------------------------------------------------------------------------


The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At September 30, 2003 and December 31, 2002, the fair market value of the Oklahoma Energy stock, based on quoted market prices, was $311 and $9,324, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gains of $469,000 at September 30, 2003 and $704,000 at December 31, 2002, are netted against the gross mortgage receivable of $1,473,000 at September 30, 2003 and $2,210,000 at December 31, 2002. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On April 3, 2003, the United States Court of Appeals for the Second Circuit (Docket No. 02-7230) affirmed the District Court's dismissal of this action commenced by AmBase Corporation against the Trust. AmBase filed a petition for rehearing with the Court of Appeals for the Second Circuit which was denied on June 12, 2003. AmBase has filed a petition for certiorari with the United States Supreme Court seeking review of the Court of Appeals decision which the Trust is opposing.

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 beginning July 1, 2002. The five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Base annual lease expense beginning July 1, 2002, was approximately $24,000 during the first year of the lease, escalating to an estimated $27,000 during the last year of the lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

The Trust recorded net income of $178,000 ($0.01 per unit) in the third quarter of 2003 and net income of $1,007,000 ($0.03 per unit) in the nine-month period ended September 30, 2003, compared with net income of $464,000 ($0.01 per unit) and a net income of $1,265,000 ($0.03 per unit) in the corresponding 2002 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $39,000 and gains of $60,000 in the third quarter and nine-month periods of 2003 as compared to losses of $308,000 and $727,000 in the respective 2002 periods. A principal component of these gains (losses) are legal fees relating to issues attributable to periods before the liquidation of City which amounted to $39,000 in the third quarter of 2003 and $123,000 in the nine month period ended September 30, 2003 compared to $308,000 and $939,000 in the corresponding 2002 periods. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gains of $469,000 at September 30, 2003 and $704,000 at December 31, 2002, are netted against the gross mortgage receivable of $1,473,000 at September 30, 2003 and $2,210,000 at December 31, 2002. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000. In June 2002, the Trust received $29,000 proceeds on the sale of Prudential Financial Inc. shares that was reported as long-term capital gain.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $264,000 and $1,192,000 in the third quarter and nine months ended September 30, 2003, and $826,000 and $2,266,000 in the corresponding 2002 periods. The decrease in the 2003 periods compared to 2002 is attributable to lower interest rates in 2003 versus 2002. Administrative expenses were $47,000 and $245,000 for the third quarter and nine months of 2003, compared with $54,000 and $274,000 for the comparable 2002 periods. In 2003, the decrease was essentially due to a decrease in legal expenses.

At September 30, 2003, the Trust had cash and cash equivalents and U. S. Treasuries of $83,152,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     31. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

     32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
     2002.

(b) Reports on Form 8-K:

     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       CITY INVESTING COMPANY LIQUIDATING TRUST


                                       By: /s/ Lester J. Mantell
                                          -------------------------------------
Date: October 31, 2003                         Lester J. Mantell, Trustee