Form 10-K
period 2003-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2004-01-29
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the 'Act') during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on June 30, 2003 of $1.91 per unit was approximately $74.5 million.

At December 31, 2003, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.92 per Unit was approximately $74.8 million.

To Our Unit Holders:

The accompanying financial report sets forth the status of the City Investing Company Liquidating Trust at December 31, 2003. Wrapped around this report is the January 27, 2004 tax letter, pages A through D, that provides 2003 Federal income tax information relevant to Unit Holders. Please remove wrap-around pages A through D carefully, as they should be helpful in calculating your 2003 tax consequences.

Since the Trust was created, the Trustees' objectives have been and continue to be to maximize the return to Unit Holders by resolving legal exposures and reducing to cash the remaining non-liquid assets as efficaciously as possible.

The Trust has posted on its web site: http://www.cnvlz.com the financial report and the tax letter for the year ended December 31, 2003. The Trust has also posted on its web site all of the tax letters issued since its inception in 1985. Quarterly financial reports for 2004 should be available on the Trust's web site no later than May 15, August 15, and November 15, 2004.

During 2003, the United States Court of Appeals for the Second Circuit affirmed the District Court's dismissal of AmBase Corporation v. City Investing Company Liquidating Trust, et al. and denied AmBase's petition for rehearing. AmBase then filed a petition for certiorari with the United States Supreme Court seeking review of the Court of Appeals decision. The Supreme Court denied this petition for certiorari on November 17, 2003, bringing an end to this matter.

During 2003, the Trust's cash and cash equivalents and investment securities increased by $1.4 million to $83.1 million. The major assets held by the Trust are investments in U.S. Treasury securities. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain substantial cash and investment reserves pending the resolution of continuing exposures to substantial environmental remediation expense at certain Superfund sites formerly owned by affiliates of City Investing Company discussed in the accompanying report. The Trustees will continue to devote their energies to addressing the unresolved claims and to realizing the greatest value for the Trust's remaining assets in order to maximize a final distribution as soon as is prudently possible.

Cordially,

Eben W. Pyne            John J. Quirk              Lester J. Mantell
  Trustee                  Trustee                     Trustee

January 27, 2004

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

        For FINANCIAL AND TAX INFORMATION (10-K, 8-K AND 10-Q), please go to the
    Trust's:

                   web site:   http://www.cnvlz.com

        For all INFORMATION OTHER THAN UNIT HOLDINGS, please communicate with us at:

                   write to:   CITY INVESTING COMPANY LIQUIDATING TRUST
                               853 Broadway, Suite 1607, New York, NY 10003-4703
                   fax:        212-473-3927
                   e-mail:     shr@cnvlz.com
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

On June 18, 2003, the Trustees extended the time limit of the Trust's existence to September 25, 2004 from September 25, 2003 in order to continue the orderly resolution of legal exposures of the Trust and reducing to cash the remaining non-liquid assets.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. For a description of litigation terminated during the fourth quarter of 2003 and claims currently pending or threatened that affect the Trust, see Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The Nasdaq stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CITYINVLQ or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows -- http://www.nasdaq.com. The high and low prices for the Units during 2003 and 2002 were as follows:

--------------------------------------------------------------------------------------------------------
                                                    2003                              2002
                                       -------------------------------   -------------------------------
                                         HIGH                LOW           HIGH                LOW
--------------------------------------------------------------------------------------------------------
First Quarter                             $2.50               $1.66         $1.95               $1.73

Second Quarter                             2.11                1.54          1.94                1.85

Third Quarter                              2.14                1.50          2.00                1.30

Fourth Quarter                             2.01                1.82          1.91                1.87
--------------------------------------------------------------------------------------------------------

As of December 31, 2003, there were approximately 12,800 registered holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 2003 or 2002.

The Trust may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT PER   ----------------------------------------------------------------
UNIT DATA)                            2003          2002          2001          2000          1999
--------------------------------------------------------------------------------------------------------

Losses on dispositions of assets,
net                                    $(141)        $(797)        $(268)         $(38)        $(105)

Interest, dividend and other
income                                 1,457         2,707         5,953         3,711         3,185

Net income                               924         1,504         5,337         3,387         2,799

Net income per unit                        0.02          0.04          0.14          0.09          0.07

Total assets                          84,104        83,180        81,676        76,339        72,952

Book value per unit                        2.16          2.13          2.10          1.96          1.87
--------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $924,000 ($0.02 per unit) in 2003 compared with $1,504,000 ($0.04 per unit) in 2002 and $5,337,000 ($0.14 per unit) in 2001. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, amounts are reflected in the financial statements when amounts are received or paid.

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002 and 2003, cash payment installments of $960,000, $907,000 and $850,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $274,000, $222,000 and $177,000, respectively. The deferred gains of $469,000 at December 31, 2003 and $704,000 at December 31, 2002 are netted against the gross mortgage receivable of $1,473,000 at December 31, 2003 and $2,210,000 at December 31, 2002. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagee and is expected to be approved by the holders of the mortgage. It is projected that if the remaining payments are made, the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

In 1985, City Investing Company purchased a group annuity contract from The Prudential Insurance Company of America (Prudential). Upon the 2002 demutualization of Prudential, the Trust received 885 shares of Prudential Financial Inc. As the Trust had a $0 basis in this asset, all of the $29,000 proceeds received upon the sale of these shares is reported as long-term capital gain.

Legal fees attributable to issues that relate to periods before the liquidation of City of $324,000 in 2003, compared to $1,009,000 in 2002 and $451,000 in 2001 are reflected as losses on dispositions of assets.

Interest, dividend and other income of $1,457,000 in 2003, $2,707,000 in 2002 and $5,953,000 in 2001, was principally derived from interest earned on U.S. Treasury securities. In 2001, the Trust purchased Treasury Notes due to the cessation of the issuance of one-year Treasury Bills by the U.S. Government. As the Trust reports on a cash basis, both interest received on Treasury Bills and semi-annual interest received on Treasury Notes were reported as income in 2001. In addition, declining interest rates adversely affected interest income received in 2003 and 2002.

Administrative expenses were $392,000 in 2003, $406,000 in 2002, and $348,000 in 2001. The Trust is a party to a five-year lease of office space (which can be cancelled as of July 2004 without penalty in the event of the Trust's liquidation) which requires total remaining lease payments of $94,000, $26,000 of which is due in less than one year, $54,000 within one-three years and $14,000 within three-five years.

At December 31, 2003, the Trust had cash and cash equivalents and investment securities of $83,069,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8 -- Note 8, 'Future Distributions of Trust Assets'.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of the City Investing Company Liquidating Trust (the 'Trust') as of December 31, 2003 and 2002, and the related statements of operations, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust equity of City Investing Company Liquidating Trust as of December 31, 2003 and 2002, and its income and expenses, cash flows and changes in trust equity for each of the years in the three-year period ended December 31, 2003, on the basis of accounting described in Note 2.

KPMG LLP
New York, New York
January 27, 2004

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

---------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)            2003              2002              2001
---------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                    $(141)            $(797)            $(268)
Interest, dividend and other income                      1,457             2,707             5,953
---------------------------------------------------------------------------------------------------

Total income                                             1,316             1,910             5,685
Administrative expenses                                    392               406               348
---------------------------------------------------------------------------------------------------

NET INCOME                                                $924            $1,504            $5,337
---------------------------------------------------------------------------------------------------

NET INCOME PER UNIT                                         $0.02             $0.04             $0.14
---------------------------------------------------------------------------------------------------

OUTSTANDING UNITS                                       38,979            38,979            38,979
---------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

-------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2003              2002
-------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                  $78              $158
Investment securities                                   82,991            81,485
Restricted funds                                             4                 4
Investments                                                 27                27
Mortgage receivable, net of deferred gain                1,004             1,506
-------------------------------------------------------------------------------

TOTAL ASSETS                                           $84,104           $83,180
-------------------------------------------------------------------------------

LIABILITIES AND TRUST EQUITY
Trust equity                                           $84,104           $83,180
-------------------------------------------------------------------------------

TOTAL LIABILITIES AND TRUST EQUITY                     $84,104           $83,180
-------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                          2003               2002               2001
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $924             $1,504             $5,337
Adjustments to reconcile net income to net
  cash provided by operating activities:
Gain on sale of real estate                                 (183)              (183)              (183)
Gain on sale of securities                                    --                (29)                --
Amortization of premium of investment
  securities                                               1,458              2,043                534
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  2,199              3,335              5,688
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                121,277             79,149             73,784
Purchases of investment securities                      (124,242)           (83,228)           (79,983)
Proceeds from sale of real estate                            685                685                685
Proceeds from sale of securities                              --                 29                 --
Other, net                                                     1                  1                 (1)
-------------------------------------------------------------------------------------------------------
Net cash used for investing activities                    (2,279)            (3,364)            (5,515)
-------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash
  equivalents                                                (80)               (29)               173
Cash and cash equivalents at beginning of
  year                                                       158                187                 14
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $78               $158               $187
-------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2003              2002              2001
-------------------------------------------------------------------------------------------------------

Balance at beginning of year                              $83,180           $81,676           $76,339
Net income                                                    924             1,504             5,337
-------------------------------------------------------------------------------------------------------

BALANCE AT END OF YEAR                                    $84,104           $83,180           $81,676
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, the Trustees extended the time limit of the Trust's existence a number of times, most recently to September 25, 2004.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices.


Investment securities at December 31, consist of the following:

---------------------------------------------------------------------------------------------
                                          2003                             2002
                             ----------------------------     -------------------------------
                             CARRYING   AMORTIZED    FAIR     CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE       COST       VALUE     VALUE       COST       VALUE
---------------------------------------------------------------------------------------------
U.S. Treasuries              $82,991     $82,991    $83,053   $81,485     $81,485    $81,886
---------------------------------------------------------------------------------------------

The gross unrealized gains/(losses) on investment securities at December 31, consist of the following:
---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2003                  2002
---------------------------------------------------------------------------------------------
Gross unrealized gains                                             $68                  $401
---------------------------------------------------------------------------------------------
Gross unrealized (losses)                                           (6)                   --
---------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2003 and 2002 represent a rent deposit of $4,000.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2003                  2002
---------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                              $27                   $27
---------------------------------------------------------------------------------------------

The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At December 31, 2003 and 2002, the fair value of the Oklahoma Energy stock, based on quoted market prices, was $31 and $9,324, respectively.

NOTE 6 - REAL ESTATE

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002 and 2003, cash payment installments of $960,000, $907,000 and $850,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $274,000, $222,000 and $177,000, respectively. The deferred gains of $469,000 at December 31, 2003 and $704,000 at December 31, 2002 are netted against the gross mortgage receivable of $1,473,000 at December 31, 2003 and $2,210,000 at December 31, 2002. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagee and is expected to be approved by the holders of the mortgage. It is projected that if the remaining payments are made, the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

AmBase Corporation v. City Investing Company Liquidating Trust, et al. (01 Civ.
0771): On January 30, 2001, AmBase Corporation ('AmBase') filed a Complaint in the United States District Court for the Southern District of New York claiming that the Trust was primarily liable for certain potential tax liabilities of City and seeking to recover expenses incurred by AmBase in defending against those liabilities in the Tax Court of the United States. Although a subsequent decision by the Tax Court concluding that City was not liable for the taxes in question has mooted any claim for reimbursement of the tax liability, AmBase's claim seeking recovery of its expenses remained at issue. A virtually identical suit by AmBase against the Trust in the Delaware Chancery Court was dismissed on statute-of-limitations grounds on January 3, 2001. On January 11, 2002, Judge Stanton granted the Trust's motion to dismiss the New York action on the statute of limitations grounds. On February 14, 2002, Judge Stanton denied AmBase's motion for reconsideration. AmBase thereafter appealed Judge Stanton's decision to the United States Court of Appeals for the Second Circuit which Court affirmed the District Court's dismissal of this action. AmBase filed a petition for rehearing with the Court of Appeals which was denied on June 12, 2003. AmBase then filed a petition for certiorari with the United States Supreme Court seeking review of the Court of Appeals decision. That petition was denied by the Supreme Court on November 17, 2003, bringing an end to this matter.

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

The EPA has conducted site control and monitoring activities at the Site since May 1986. In addition, EPA has conducted a number of removal actions and studies at the Site to stabilize site conditions and to evaluate the extent of contamination. Other PRPs have entered into several consent decrees requiring clean-up work or payments to EPA, including a December 2001 decree that requires work estimated to cost $340 million. Based on its volumetric share and other material factors, counsel would expect actual payments, if any, required of Marina Pacifica to be a small fraction of the total costs for which it could still be held liable. Given that City Investing Company had nothing to do with day-to-day operations of Marina Pacifica or its general partner, the Trust should not be liable for any clean-up responsibilities of Marina Pacifica.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Admiral Home Appliances Site. Maytag Corporation ('Maytag') has sued Rheem Manufacturing Company ('Rheem') in the United States District Court for the District of South Carolina, Aiken Division, (Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. Civ. Action 1-01-0137-22), seeking to recover environmental remediation expenses for which Maytag is liable under the Comprehensive Environmental Response, Compensation and Liability Act because of ownership by a subsidiary of Maytag of the Admiral Home Appliances Super Fund Site in Williston, South Carolina (the 'Admiral Site'). In its Complaint against Rheem, Maytag claimed that Rheem was liable for a share of the remediation expenses because of Rheem's prior ownership of the Admiral Site. On October 23, 2001, Rheem filed a Third Party Complaint against City Investing Company ('City'), alleging that City, as owner of the stock of first and second-tier subsidiaries which conducted manufacturing operations at the Admiral Site from 1968 to 1981, was liable to reimburse Rheem for some or all of Rheem's liability. The Trust was added as a Third Party Defendant in an amended pleading. On October 23, 2002, the District Court dismissed Rheem's action against the Trust for lack of personal jurisdiction. Rheem did not attempt to appeal the District Court's decision within the required time and is barred from suing City or the Trust in South Carolina, but Rheem is not barred from attempting to sue City and/or the Trust in other jurisdictions. While the Trust has been advised by its counsel that the Trust is not liable for environmental remediation expenses related to the Admiral Site, no assurance can be given as to the ultimate outcome of the Trust's exposure to this environmental matter.

Other Matters. The Trust also remains subject to possible claims by other third parties.

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703, beginning July 1, 2002. The five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Base annual lease expense beginning July 1, 2002, will be approximately $24,000 during the first year of the lease, escalating to an estimated $27,000 during the last year of the lease. Annual lease expense was $25,000 in 2003, $31,000 in 2002, and $32,000 in 2001.

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The existence of the contingent liabilities referred to in Note 7 will affect the timing of future distributions of Trust assets.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 2003 and 2002 are as follows:

-------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT    MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
DATA)                                       2003       2003         2003           2003
-------------------------------------------------------------------------------------------
Total income                               $404        $623         $225           $64
Administrative expenses                     125          73           47           147
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                          $279        $550         $178         $(83)
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                   $0.01       $0.01        $0.01        $(0.01)
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT    MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
DATA)                                       2002       2002         2002           2002
-------------------------------------------------------------------------------------------
Total income                               $402        $619         $518          $371
Administrative expenses                     146          74           54           132
-------------------------------------------------------------------------------------------
NET INCOME                                 $256        $545         $464          $239
-------------------------------------------------------------------------------------------
NET INCOME PER UNIT                          $0.01       $0.01        $0.01         $0.01
-------------------------------------------------------------------------------------------

ITEM 9A. CONTROLS AND PROCEDURES

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

Eben W. Pyne (86) retired in 1982 as a Senior Vice President of Citibank, N.A. He was a director of City, AmBase and W.R. Grace and Co.

John J. Quirk (60) is a managing director at Morgan Joseph & Co. Inc. He was a principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2001. He was the Chairman and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Senior Vice President and Treasurer of City prior to March 1985.

Lester J. Mantell (66) was an officer of City and AmBase prior to 1997.

The Audit Committee of the Trust consists of Messrs. Pyne and Quirk, neither of whom has been determined to be an 'audit committee financial expert' within the meaning of Item 401 (h) (i) of Regulation S-K since neither possesses all the attributes required for such designation by that regulation.

The Trust has adopted a Code of Ethics that is applicable to the Trustees, one of whom is the functional equivalent of its principal executive officer and its principal financial officer, and the Trust's Administrator. See Exhibit
14 -- 'Code of Ethics'.

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

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Form 4 of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of August 10, 2001, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of January 14, 2004, and from Amendment No. 3 to Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 22, 2002.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------
GOLDMAN, SACHS & CO.                                           12,631,464     32.4%
85 Broad Street, New York, NY 10004
FARALLON CAPITAL MANAGEMENT, L.L.C.                            12,356,896     31.7%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111
FRANKLIN MUTUAL ADVISERS, LLC                                   6,529,648     16.8%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         31,518,008     80.9%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 7, 2004.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees: The aggregate fees paid in each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Trust's annual financial statements and review of the financial statements included in the Trust's Forms 10-Q were as follows:

 2003     2002
 ----     ----
$43,750  $24,600

The Audit Committee of the Trust met in the first quarter of each of the fiscal years shown above and unanimously approved a proposal by KPMG LLP to provide the services described above. There were no audit-related, tax, non-audit, review or attest services provided by KPMG LLP to the Trust during the periods shown.

PART IV

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

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April
                23, 1990 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September
                2, 1992 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000) as amended on July 23, 2001 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2001) as amended on July 30, 2002 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2002) as amended on June 18, 2003 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2003).

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

          14.   Code of Ethics (incorporated by reference to Exhibit 99.3 to
                City Investing Company Liquidating Trust Form 10-K for the fiscal year ended December 31, 2002)
          31.   Certification Pursuant to Section 302(a) of the
                Sarbanes-Oxley Act of 2002.
          32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.
                Exhibits 31 and 32 are included in the Form 10-K posted on our web site: http://www.cnvlz.com.

(b)       Form 8-K
          The Trust was not required to file a Current Report on Form 8-K during the quarter ended December 31, 2003.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January 2004.

CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 27th day of January 2004.

The Trustees:

EBEN W. PYNE
Trustee

JOHN J. QUIRK
Trustee

LESTER J. MANTELL
Trustee

CITY INVESTING COMPANY LIQUIDATING TRUST      Fed. I.D. #13-6859211      January 27, 2004

                    2003 U.S. FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 2003. You should use this information in preparing your 2003 U.S. Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 2003, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit
[Column IA] of each Tax Item by the Number of Units you held [Column IB] and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 2003, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

    Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for Federal income tax purposes as follows:

        Tax Item 1c.      Interest Income -- line 1, Schedule B

        Tax Item 2.       Dividend Income -- line 5, Schedule B

        Tax Item 3.       Net Long-Term Capital Gain/(Loss) -- line 12, Schedule D,
                          Column (f)

        Tax Item 4.       Gain on Sale of Real Estate -- With Installment Sale Method
                          4a. Payments Received During Year -- line 21, Form 6252
                          4b. Installment sale income -- Qualified 5-Year Gain -- line
                          24, Form 6252

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

For current FINANCIAL AND TAX INFORMATION (10-K, 8-K AND 10-Q), please go to the Trust's web site:

                                http://www.cnvlz.com

For all INFORMATION OTHER THAN UNIT HOLDINGS, please communicate with us at:

                   write to:    CITY INVESTING COMPANY LIQUIDATING TRUST
                                853 Broadway, Suite 1607, New York, NY 10003-4703

                   telephone:   212-473-1918    fax: 212-473-3927    e-mail: shr@cnvlz.com

CITY INVESTING COMPANY LIQUIDATING TRUST UNITS TRADE ON THE NASDAQ STOCK MARKET AND APPEAR DAILY IN THE LIST ENTITLED SMALL CAPITALIZATION ISSUES UNDER THE SYMBOL CITYINVLQ OR CNVLZ.

                                      -A-

                          CITY INVESTING COMPANY LIQUIDATING TRUST

                                      ---------------------------------
                                                    I                                           II
                                             TOTAL IF HELD FROM
                                              JANUARY 1 THROUGH
                                                 DECEMBER 31                           JANUARY
                                      ---------------------------------------------------------------------
                                          A       x    B     =     C           A     x    B      =    C
TAX ITEM:*                              AMOUNT                              AMOUNT
---------                                PER         NO. OF     TAXABLE      PER        NO. OF      TAXABLE
                                         UNIT     x  UNITS   =  AMOUNT#      UNIT    x   UNITS   = AMOUNT[d]
                                      ---------------------------------------------------------------------
1.  Interest Income:
    a) U. S. Gov't. Obligations        0.032820   x          =             0.000000  x           =
    b) All Other                       0.004535   x          =             0.000000  x           =
    c) Total Interest Income (1a+1b)   0.037355   x          =             0.000000  x           =
2.  Dividend Income                    0.000022   x          =             0.000003  x           =
3.  Net Long-Term Capital
    Gain/(Loss):                      (0.008307)  x          =             0.000000  x           =
4.  Gain on Sale of Real Estate --
    With Installment Sale Method
    a) Payments Received During Year   0.018897   x          =             0.000000  x           =
    b) Installment Sale Income
    [Qualified 5-Year Gain]            0.004705   x          =             0.000000  x           =
5.  Miscellaneous Income               0.000000   x          =             0.000000  x           =
6.  Trust Expenses                     0.010067   x          =             0.000482  x           =
7.  ADJUSTMENT TO BASIS -- WITH
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+4B+5-6)              0.023708   x          =            (0.000479) x           =
8.  ADJUSTMENT TO BASIS -- WITHOUT
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+5-6)                 0.019003   x          =            (0.000479) x           =

                                                    III


                                                  FEBRUARY
                                      ---------------------------------
                                          A       x    B     =     C
TAX ITEM*                               AMOUNT
--------                                 PER         NO. OF     TAXABLE
                                         UNIT     x   UNITS  =  AMOUNT[d]
                                      ---------------------------------
1.  Interest Income:
    a) U. S. Gov't. Obligations        0.000000   x          =
    b) All Other                       0.000000   x          =
    c) Total Interest Income (1a+1b)   0.000000   x          =
2.  Dividend Income                    0.000002   x          =
3.  Net Long-Term Capital
    Gain/(Loss):                       0.000000   x          =
4.  Gain on Sale of Real Estate --
    With Installment Sale Method
    a) Payments Received During Year   0.000000   x          =
    b) Installment Sale Income
    [Qualified 5-Year Gain]            0.000000   x          =
5.  Miscellaneous Income               0.000000   x
6.  Trust Expenses                     0.001090   x          =
7.  ADJUSTMENT TO BASIS -- WITH
    INSTALLMENT SALE METHOD TAX                              =
    ITEMS (1C+2+3+4B+5-6)             (0.001088)  x
8.  ADJUSTMENT TO BASIS -- WITHOUT
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+5-6)                (0.001088)  x          =

                                                  VIII                                   IX


                                                  JULY                                 AUGUST
                                      ---------------------------------------------------------------------
                                          A       x    B     =     C           A     x    B      =    C
TAX ITEM:*                              AMOUNT                              AMOUNT
---------                                PER         NO. OF     TAXABLE      PER        NO. OF      TAXABLE
                                         UNIT     x  UNITS   =  AMOUNT[d]    UNIT    x   UNITS   = AMOUNT[d]
                                      ---------------------------------------------------------------------
1.  Interest Income:
    a) U. S. Gov't. Obligations        0.000000   x          =             0.000000  x           =
    b) All Other                       0.000000   x          =             0.000000  x           =
    c) Total Interest Income (1a+1b)   0.000000   x          =             0.000000  x           =
2.  Dividend Income                    0.000001   x          =             0.000001  x           =
3.  Net Long-Term Capital
    Gain/(Loss):                       0.000000   x          =             0.000000  x           =
4.  Gain on Sale of Real Estate --
    With Installment Sale Method
    a) Payments Received During Year   0.000000   x          =             0.000000  x           =
    b) Installment Sale Income
    [Qualified 5-Year Gain]            0.000000   x          =             0.000000  x           =
5.  Miscellaneous Income               0.000000   x          =             0.000000  x           =
6.  Trust Expenses                     0.000435   x          =             0.000513  x           =
7.  ADJUSTMENT TO BASIS -- WITH
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+4B+5-6)             (0.000434)  x          =            (0.000512) x           =
8.  ADJUSTMENT TO BASIS -- WITHOUT
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+5-6)                (0.000434)  x          =            (0.000512) x           =

                                                    X


                                                  SEPTEMBER
                                      ---------------------------------
                                          A       x    B     =     C
TAX ITEM*                               AMOUNT
--------                                 PER         NO. OF     TAXABLE
                                         UNIT     x   UNITS  =  AMOUNT[d]
                                      ---------------------------------
1.  Interest Income:
    a) U. S. Gov't. Obligations        0.006774   x          =
    b) All Other                       0.000000   x          =
    c) Total Interest Income (1a+1b)   0.006774   x          =
2.  Dividend Income                    0.000000   x          =
3.  Net Long-Term Capital
    Gain/(Loss):                      (0.001001)  x          =
4.  Gain on Sale of Real Estate --
    With Installment Sale Method
    a) Payments Received During Year   0.000000   x          =
    b) Installment Sale Income
    [Qualified 5-Year Gain]            0.000000   x          =
5.  Miscellaneous Income               0.000000   x
6.  Trust Expenses                     0.000252   x          =
7.  ADJUSTMENT TO BASIS -- WITH
    INSTALLMENT SALE METHOD TAX                              =
    ITEMS (1C+2+3+4B+5-6)              0.005521   x
8.  ADJUSTMENT TO BASIS -- WITHOUT
    INSTALLMENT SALE METHOD TAX
    ITEMS (1C+2+3+5-6)                 0.005521   x          =

* The Trust Tax Items for 2003 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 2003 U.S. Federal income tax return.

# Taxable Amount [Column IC] is equal to the Amount per Unit [Column IA] multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 2003.

[d] Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.

! Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.


                                      -B-

SCHEDULE OF 2003 U.S. FEDERAL TAX ITEMS

                  IV                                   V                                  VI
                MARCH                                APRIL                                MAY
 -----------------------------------------------------------------------------------------------------------
      A      x    B     =     C           A       x    B     =     C           A     x    B     =      C
   AMOUNT                               AMOUNT                              AMOUNT
    PER         NO. OF     TAXABLE       PER         NO. OF      TAXABLE      PER       NO. OF      TAXABLE
    UNIT     x  UNITS   =  AMOUNT[d]     UNIT     x  UNITS   =  AMOUNT[d]    UNIT    x  UNITS   =  AMOUNT[d]
 -----------------------------------------------------------------------------------------------------------

  0.010412   x          =              0.000000   x          =             0.000000  x          =
  0.000000   x          =              0.000000   x          =             0.004535  x          =
  0.010412   x          =              0.000000   x          =             0.004535  x          =
  0.000001   x          =              0.000001   x          =             0.000001  x          =

 (0.000055)  x          =              0.000000   x          =             0.000000  x          =


  0.000000   x          =              0.000000   x          =             0.018897  x          =

  0.000000   x          =              0.000000   x          =             0.004705  x          =
  0.000000   x          =              0.000000   x          =             0.000000  x          =
  0.001643   x          =              0.000621   x          =             0.000579  x          =


  0.008715   x          =             (0.000620)  x          =             0.008662  x          =


  0.008715   x          =             (0.000620)  x          =             0.003957  x          =

                 VII
                JUNE
 ----------------------------------
      A      x    B     =     C
   AMOUNT
     PER        NO. OF     TAXABLE
    UNIT     x  UNITS   =  AMOUNT[d]
 ----------------------------------

  0.008845   x          =
  0.000000   x          =
  0.008845   x          =
  0.000002   x          =

 (0.002102)  x          =


  0.000000   x          =

  0.000000   x          =
  0.000000   x          =
  0.000678   x          =


  0.006067   x          =


  0.006067   x          =

                 XI                                 XII                                   XIII


               OCTOBER                            NOVEMBER                              DECEMBER
 -------------------------------------------------------------------------------------------------------------
     A       x    B     =     C           A       x    B     =      C           A      x    B     =    C
   AMOUNT                               AMOUNT                               AMOUNT
    PER         NO. OF     TAXABLE       PER         NO. OF      TAXABLE      PER         NO. OF     TAXABLE
    UNIT     x  UNITS   =  AMOUNT[d]     UNIT     x  UNITS   =  AMOUNT[d]     UNIT     x  UNITS   =  AMOUNT[d]
 -------------------------------------------------------------------------------------------------------------

  0.000000   x          =              0.000529   x          =              0.006260   x          =
  0.000000   x          =              0.000000   x          =              0.000000   x          =
  0.000000   x          =              0.000529   x          =              0.006260   x          =
  0.000006   x          =              0.000003   x          =              0.000001   x          =

 (0.000060)  x          =             (0.002734)  x          =             (0.002355)  x          =


  0.000000   x          =              0.000000   x          =              0.000000   x          =

  0.000000   x          =              0.000000   x          =              0.000000   x          =
  0.000000   x          =              0.000000   x          =              0.000000   x          =
  0.002744   x          =              0.000508   x          =              0.000522   x          =


 (0.002798)  x          =             (0.002710)  x          =              0.003384   x          =


 (0.002798)  x          =             (0.002710)  x          =              0.003384   x          =

-------------------------------
              XIV
    TOTAL IF HELD ON SOME,
         BUT NOT ALL,
   FIRST DAYS OF EACH MONTH
-------------------------------
 IIC + IIIC + IVC + VC + VIC +
     VIIC + VIIIC + IXC +

    XC + XIC + XIIC + XIIIC
        TAXABLE AMOUNT!
-------------------------------



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

The degree symbol shall be expressed as................................. [d]