Form 10-Q
period 2004-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2004-04-27
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2004


          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition period from           to


                         Commission File Number 0-13881


                    CITY INVESTING COMPANY LIQUIDATING TRUST
             (Exact name of registrant as specified in its charter)


               Delaware                                 13-6859211
        State of organization)              (I.R.S. Employer Identification No.)


       853 Broadway, Suite 1607                         10003-4703
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

At March 31, 2004 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                           Three Months ended March 31
                                   (Unaudited)

-------------------------------------------------------------------------------

(Amounts in thousands, except per unit data)            2004            2003
-------------------------------------------------------------------------------

Losses on dispositions of assets, net                   ($34)            ($2)
Interest, dividend and other income                      204             406
-------------------------------------------------------------------------------

Total income                                             170             404
Administrative expenses                                   90             125
-------------------------------------------------------------------------------

Net income                                               $80            $279
-------------------------------------------------------------------------------

Net income per unit                                    $0.00           $0.01
-------------------------------------------------------------------------------

Outstanding units                                     38,979          38,979
-------------------------------------------------------------------------------


                                 Balance Sheets

-------------------------------------------------------------------------------
                                                  (Unaudited)
                                                   March 31,       December 31,
($ in thousands)                                        2004               2003
-------------------------------------------------------------------------------

Assets
Cash and cash equivalents                               $304                $78
U.S. Treasuries                                       82,845             82,991
Restricted funds                                           4                  4
Investments                                               27                 27
Mortgage receivable, net of deferred gain              1,004              1,004
-------------------------------------------------------------------------------

Total assets                                         $84,184            $84,104
-------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                         $84,184            $84,104
-------------------------------------------------------------------------------

Total liabilities and trust equity                   $84,184            $84,104
-------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                           Three Months ended March 31
                                   (Unaudited)

--------------------------------------------------------------------------------

($ in thousands)                                           2004            2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                  $80            $279
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization of premium of investment securities            420             286
--------------------------------------------------------------------------------
Net cash provided by operating activities                   500             565
--------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities/sales of investment securities               102,940          19,786
Purchases of investment securities                     (103,214)        (20,440)
--------------------------------------------------------------------------------
Net cash used for investing activities                     (274)           (654)
--------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        226             (89)
Cash and cash equivalents at beginning of year               78             158
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period                 $304             $69
--------------------------------------------------------------------------------



                      Statements of Changes in Trust Equity
                           Three Months ended March 31
                                   (Unaudited)

--------------------------------------------------------------------------------

($ in thousands)                                           2004            2003
--------------------------------------------------------------------------------

Balance at beginning of period                          $84,104         $83,180
Net income                                                   80             279
--------------------------------------------------------------------------------

Balance at March 31                                     $84,184         $83,459
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

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


------------------------------------------------------------------------------------------------------------
                                                                                       Audited
                                      March 31, 2004                              December 31, 2003
                         --------------------------------------        -------------------------------------

                         Carrying       Amortized         Fair         Carrying      Amortized         Fair
($ in thousands)           Value           Cost           Value          Value          Cost           Value
------------------------------------------------------------------------------------------------------------
U.S. Treasuries           $82,845        $82,845        $82,896        $82,991        $82,991        $83,053
------------------------------------------------------------------------------------------------------------

The gross unrealized gains/(losses) on investment securities amounted to the following:

--------------------------------------------------------------------------------
                                                                        Audited
                                                   March 31,       December 31,
($ in thousands)                                        2004               2003
--------------------------------------------------------------------------------

Gross unrealized gains                                   $53                $68
--------------------------------------------------------------------------------

Gross unrealized (losses)                                 (2)                (6)
--------------------------------------------------------------------------------


Note 5 - Restricted Funds

Restricted funds at March 31, 2004 and December 31, 2003 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:
--------------------------------------------------------------------------------
                                                                        Audited
                                                   March 31,       December 31,
($ in thousands)                                        2004               2003
--------------------------------------------------------------------------------

Oklahoma Energy Corp.                                    $27                $27
--------------------------------------------------------------------------------


The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At March 31, 2004 and December 31, 2003, the fair market value of the Oklahoma Energy stock, based on the average of quoted market prices, was $2,176 and $31, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002 and 2003, cash payment installments of $960,000, $907,000 and $850,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $274,000, $222,000 and $177,000, respectively. The deferred gain of $469,000 at
March 31, 2004 and December 31, 2003, is netted against the gross mortgage receivable of $1,473,000 at March 31, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. It is projected that if the remaining payments are made, the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

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

The Trust recorded net income of $80,000 ($0.00 per unit) in the quarter ended March 31, 2004, compared to net income of $279,000 ($0.01 per unit) in the first quarter of 2003. The reported losses on the dispositions of assets, net, reflect losses of $34,000 in 2004 as compared to losses of $2,000 in 2003, which consist of legal fees attributable to issues that relate to periods before the liquidation of City Investing Company. In 2004, the higher litigation costs were attributable to the Trust being defended against claims brought by Rheem Manufacturing Company.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $204,000 in the first quarter of 2004, compared with $406,000 in the first quarter of 2003. The decrease in the 2004 period was primarily due to lower interest rates in the 2004 versus 2003 period. Administrative expenses were $90,000 and $125,000 in the first quarters of 2004 and 2003, respectively. In 2004, the principal reason for the decrease was the timing of payment of audit expenses.

At March 31, 2004, the Trust had cash and cash equivalents and U. S. Treasuries of $83,149,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.


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


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated by reference herein. Except as set forth in Note 8 to the Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

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

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     CITY INVESTING COMPANY LIQUIDATING TRUST

                                     By: /s/ LESTER J. MANTELL
                                        --------------------------------------
Date:  April 27, 2004                     LESTER J. MANTELL
                                          Trustee