Form 10-Q
period 2004-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2004-08-03
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2004


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

Yes   X    No
    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

At June 30, 2004 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                   Second Quarter and Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                       Six Months
(Amounts in thousands, except per unit data)            2004             2003              2004               2003
------------------------------------------------------------------------------------------------------------------
Gains (losses) on dispositions of assets, net          $(239)            $101             $(273)               $99
Interest, dividend and other income                      347              522               551                928
------------------------------------------------------------------------------------------------------------------

Total income                                             108              623               278              1,027
Administrative expenses                                  108               73               198                198
------------------------------------------------------------------------------------------------------------------

Net income                                                $0             $550               $80               $829
------------------------------------------------------------------------------------------------------------------

Net income per unit                                       $0.00            $0.01             $0.00           $0.02
------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------


                                 Balance Sheets
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                   $48                $78
U.S. Treasuries                                                                          83,101             82,991
Restricted funds                                                                              4                  4
Investments                                                                                  27                 27
Mortgage receivable, net of deferred gain                                                 1,004              1,004
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $84,184            $84,104
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $84,184            $84,104
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $84,184            $84,104
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                  $80               $829
Adjustments to reconcile net income to
   net cash provided by operating activities:
Gain on sale of real estate                                                                   -               (183)
Amortization of premium of investment securities                                            615                674
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   695              1,320
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                             -                685
Maturities/sales of investment securities                                               309,322             40,580
Purchases of investment securities                                                     (310,047)           (42,668)
-------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                     (725)            (1,403)
-------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                                   (30)               (83)
Cash and cash equivalents at beginning of year                                               78                158
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $48                $75
------------------------------------------------------------------------------------------------------------------



                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                          $84,104            $83,180
Net income                                                                                   80                829
------------------------------------------------------------------------------------------------------------------

Balance at June 30                                                                      $84,184            $84,009
------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Organization

The accompanying financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year. The unaudited interim financial statements presented herein should be read in conjunction with the Trust's financial statements filed in its annual report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 financial information included herein has been extracted from the Trust's audited financial statements on Form 10-K.

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

Note 3 - Gains (Losses) on Dispositions of Assets

Gains (losses) on dispositions of assets, net, include expenses attributable to litigation exposures that relate to periods before the liquidation of City Investing Company ("City").

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:


------------------------------------------------------------------------------------------------------------------
                                     June 30, 2004                                     December 31, 2003
                            -------------------------------------            -------------------------------------

                            Carrying       Amortized         Fair            Carrying       Amortized         Fair
($ in thousands)               Value            Cost        Value               Value            Cost        Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasuries              $83,101        $83,101        $83,089            $82,991     $82,991          $83,053
------------------------------------------------------------------------------------------------------------------


The gross unrealized gains/(losses) on investment securities amounted to the following:


------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------

Gross unrealized gains                                                                       $-                $68
------------------------------------------------------------------------------------------------------------------

Gross unrealized (losses)                                                                  $(12)               $(6)
------------------------------------------------------------------------------------------------------------------


Note 5 - Restricted Funds

Restricted funds at June 30, 2004 and December 31, 2003 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2004               2003
------------------------------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                                                       $27                $27
------------------------------------------------------------------------------------------------------------------


The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At June 30, 2004 and December 31, 2003, the fair market value of the Oklahoma Energy stock, based on the average of quoted market prices, was $40 and $31, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gain of $469,000 at June 30, 2004 and December 31, 2003, is netted against the gross mortgage receivable of $1,473,000 at June 30, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

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

Admiral Home Appliances Site: On June 9, 2004, the Trust and Rheem Manufacturing Company ("Rheem") entered into a Settlement Agreement resolving all claims asserted in the third-party complaint brought by Rheem against the Trust in Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. (Civ. Action 1-01-0137-22) in the United States District Court for the District of South Carolina. Rheem has agreed to dismiss and release any claims that were or could have been brought by Rheem against the Trust and to indemnify the Trust against any environmental claims arising from the site. The Trust has similarly released any counter-claims that it could have brought against Rheem in that proceeding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid.

The Trust recorded net income of $0 ($0.00 per unit) in the second quarter of 2004 and net income of $80,000 ($0.00 per unit) in the six-month period ended June 30, 2004, compared to net income of $550,000 ($0.01 per unit) and net income of $829,000 ($0.02 per unit) in the corresponding 2003 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $239,000 in the second quarter and $273,000 in the six-month period of 2004 as compared to gains of $101,000 and $99,000 in the respective 2003 periods. Legal fees and a payment in settlement of litigation exposure relating to issues attributable to periods before the liquidation of City are reflected as losses on disposition of assets, net, and amounted to $239,000 in the second quarter of 2004 and $273,000 in the six-month period ended June 30, 2004, compared to $82,000 and $84,000 in the corresponding 2003 periods. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gain of $469,000 at June 30, 2004 and December 31, 2003, is netted against the gross mortgage receivable of $1,473,000 at June 30, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $347,000 and $551,000 in the second quarter and six months ended June 30, 2004, and $522,000 and $928,000 in the corresponding 2003 periods. The decreases in the 2004 periods were primarily due to lower interest rates in 2004 versus 2003 periods. Administrative expenses were $108,000 and $198,000 for the second quarter and six months of 2004, compared with $73,000 and $198,000 for the comparable 2003 periods.

At June 30, 2004, the Trust had cash and cash equivalents and U. S. Treasuries of $83,149,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

ITEM 2.  CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On August 3, 2004, the Trustees amended the Trust Agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2005, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5.  OTHER INFORMATION

In May 2004, Eben W. Pyne resigned his position as Trustee, having served the Trust since its September 25, 1985 inception. Charles R. Carson, investment banker and former Treasurer of City Investing Company from 1978 to 1985 has accepted an appointment as successor Trustee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated August 3, 2004.
    31. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
    32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
        2002.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   CITY INVESTING COMPANY LIQUIDATING TRUST


                                        /s/ Lester J. Mantell

Date:  August 3, 2004              By:  LESTER J. MANTELL, Trustee