Form 10-Q
period 2004-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2004-11-05
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2004


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

At September 30, 2004 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                           Third Quarter                    Nine Months
(Amounts in thousands, except per unit data)            2004          2003              2004            2003
---------------------------------------------------------------------------------------------------------------

(Losses) gains on dispositions of assets, net           $(38)         $(39)            $(311)            $60
Interest, dividend and other income                      239           264               790           1,192
---------------------------------------------------------------------------------------------------------------
Total income                                             201           225               479           1,252
Administrative expenses                                1,559            47             1,757             245
---------------------------------------------------------------------------------------------------------------

Net income                                           $(1,358)         $178           $(1,278)         $1,007
--------------------------------------------------------------------------------------------------------------

Net income per unit                                      $(0.03)        $0.01            $(0.03)          $0.03
---------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979        38,979            38,979          38,979
---------------------------------------------------------------------------------------------------------------


                                 Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

                                                                                  September 30,    December 31,
($ in thousands)                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                                  $141             $78
U.S. Treasuries                                                                          81,650          82,991
Restricted funds                                                                              4               4
Investments                                                                                  27              27
Mortgage receivable, net of deferred gain                                                 1,004           1,004
---------------------------------------------------------------------------------------------------------------

Total assets                                                                            $82,826         $84,104
---------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $82,826         $84,104
---------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $82,826        $84,104
---------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                         Nine Months ended September 30
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income (loss)                                                                       $(1,278)         $1,007
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
Gain on sale of real estate                                                                   -            (183)
Amortization of premium of investment securities                                            615           1,042
---------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by operating activities                                       (663)          1,866
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                             -             685
Maturities/sales of investment securities                                               392,660          60,305
Purchases of investment securities                                                     (391,934)        (62,497)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                        726          (1,507)
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    63             359
Cash and cash equivalents at beginning of period                                             78             158
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $141            $517
---------------------------------------------------------------------------------------------------------------




                      Statement of Changes in Trust Equity
                         Nine Months ended September 30
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                          $84,104         $83,180
Net income                                                                               (1,278)          1,007
---------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                 $82,826         $84,187
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

Note 4 - Investment Securities

Investment securities, all of which mature within one year, consist of U.S. Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of U.S. Treasuries is based on quoted market prices. Investment securities consist of the following:

---------------------------------------------------------------------------------------------------------------

                                  September 30, 2004                                   December 31, 2003
                           --------------------------------------         -------------------------------------

                           Carrying      Amortized           Fair         Carrying      Amortized         Fair
($ in thousands)              Value           Cost          Value            Value           Cost        Value
---------------------------------------------------------------------------------------------------------------

   U.S. Treasuries          $81,650        $81,650        $81,660          $82,991        $82,991       $83,053
---------------------------------------------------------------------------------------------------------------

The gross unrealized gains/(losses) on investment securities amounted to the following:

---------------------------------------------------------------------------------------------------------------

                                                                                  September 30,    December 31,
($ in thousands)                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------

Gross unrealized gains                                                                      $10             $68
---------------------------------------------------------------------------------------------------------------

Gross unrealized (losses)                                                                     -              (6)
---------------------------------------------------------------------------------------------------------------


Note 5 - Restricted Funds

Restricted funds at September 30, 2004 and December 31, 2003 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 6 - Investments

Investments are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                                  September 30,    December 31,
($ in thousands)                                                                           2004            2003
---------------------------------------------------------------------------------------------------------------

Oklahoma Energy Corp.                                                                       $27             $27
---------------------------------------------------------------------------------------------------------------

The Trust holds 310,810 shares of Oklahoma Energy Corp. common stock, which are carried at their tax basis. At September 30, 2004 and December 31, 2003, the fair market value of the Oklahoma Energy stock, based on the average of quoted market prices, was $311 and $31, respectively.

Note 7 - Real Estate

In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $177,000, respectively. The deferred gain of $469,000 at September 30, 2004 and December 31, 2003, is netted against the gross mortgage receivable of $1,473,000 at September 30, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

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

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 since July 1, 2002. The five-year lease can be cancelled after two years without penalty in the event of the liquidation of the Trust. Base annual lease expense beginning July 1, 2002, was approximately $24,000 during the first year of the lease, escalating to an estimated $27,000 during the last year of the lease.

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

The Trust recorded a net loss of $1,358,000 ($0.03 per unit) in the third quarter of 2004 and a net loss of $1,278,000 ($0.03 per unit) in the nine-month period ended September 30, 2004, compared with net income of $178,000 ($0.01 per unit) and net income of $1,007,000 ($0.03 per unit) in the corresponding 2003 periods. The reported gains (losses) on the dispositions of assets, net, reflect losses of $38,000 in the third quarter and $311,000 in the nine-month period of 2004 as compared to losses of $39,000 and gains of $60,000 in the respective 2003 periods. Legal fees relating to issues attributable to periods before the liquidation of City are reflected as losses on dispositions of assets, net and amounted to $38,000 in the third quarter of 2004 and legal fees and a payment in settlement of litigation exposure were $311,000 in the nine-month period ended September 30, 2004 compared to legal fees of $39,000 and $123,000 in the corresponding 2003 periods. In June 2003, a cash payment installment of $850,000 was received in respect of a prior sale of real estate which resulted in a recognized long-term gain, net of expenses, of $183,000 and net interest income of $177,000. A deferred gain of $469,000 at September 30, 2004 and December 31, 2003, is netted against a gross mortgage receivable of $1,473,000 at September 30, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $239,000 and $790,000 in the third quarter and nine months ended September 30, 2004, and $264,000 and $1,192,000 in the corresponding 2003 periods. The decreases in the 2004 periods were primarily attributable to lower interest rates in 2004 versus 2003 periods. Administrative expenses were $1,559,000 and $1,757,000 for the third quarter and nine months of 2004, compared with $47,000 and $245,000 for the comparable 2003 periods. In 2004, the increases were due to insurance premium expenses for environmental liability coverage for a ten-year period and professional liability coverage through October 25, 2006 in addition to six-year run-off coverage to be effective on the date the Trust is liquidated.

At September 30, 2004, the Trust had cash and cash equivalents and U. S. Treasuries of $81,791,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2003 is incorporated by reference herein. For information concerning a Settlement Agreement resolving all claims asserted in the third-party complaint brought by Rheem Manufacturing Company against the Trust in Maytag Corporation v. Rheem Manufacturing Company v. City Investing Company, et al. (Civ. Action 1-01-0137-22) in the United States District Court for the District of South Carolina, see Note 8 to Financial Statements - Litigation and Other Contingent Liabilities contained in the Trust's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    31. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

    32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:
    The Registrant was not required to file a Current Report on Form 8-K during the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                    CITY INVESTING COMPANY LIQUIDATING TRUST





                                    By:    /s/ Lester J. Mantell
                                        ---------------------------------------
Date:  November 5, 2004                        Lester J. Mantell, Trustee