Form 10-K
period 2004-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2005-02-04
CIK 778171

CITY INVESTING COMPANY LIQUIDATING TRUST       Fed. I.D. #13-6859211      February 4, 2005

               2004 UNITED STATES FEDERAL INCOME TAX INFORMATION

    This letter provides information relating to the amount and character of the income, gain, loss, deductions and basis adjustment ('Tax Items') of the City Investing Company Liquidating Trust ('Trust') for 2004. You should use this information in preparing your 2004 United States Federal income tax return.

    If you (i) acquired Trust Units ('Units') upon liquidation of City Investing Company, (ii) reported long-term capital gain or loss upon the liquidation, and
(iii) did not dispose of any Units in 2004, you can calculate on the Schedule your share of the Trust Tax Items by multiplying the Amount per Unit
[Column IA] of each Tax Item by the Number of Units you held [Column IB]and entering the product under the Taxable Amount [Column IC].

    If you (i) disposed of Units in 2004, or (ii) acquired your Units other than upon the liquidation of City Investing Company, or (iii) did not report long-term capital gain or loss upon the liquidation, you will probably have different income tax consequences that cannot readily be calculated by the Trust. For administrative convenience, you may calculate your share of the Trust Tax Items by (i) multiplying the Amount per Unit [Column A] of each Tax Item by the Number of Units you held [Column B] on the first day of each month applicable to your holding period, (ii) entering the product under the Taxable Amount [Column C] and (iii) entering the sum of the amounts in Columns IIC through XIIIC, if any, in Column XIV.

    Individual taxpayers may report on Form 1040 the amounts of Tax Items computed for United States Federal income tax purposes as follows:

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

For all information about UNIT HOLDINGS:

        UNITS HELD IN STREET NAME, PLEASE COMMUNICATE WITH YOUR BANK OR BROKER.

        REGISTERED UNIT HOLDERS, PLEASE COMMUNICATE WITH MELLON INVESTOR SERVICES, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:   1-800-839-2608
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

                                      -A-

                                      CITY INVESTING COMPANY LIQUIDATING TRUST

                                       ---------------------------------------------------------
                                                                   I
                                                          TOTAL IF HELD FROM
                                                           JANUARY 1 THROUGH
                                                              DECEMBER 31
                                       ---------------------------------------------------------
                                           A          X           B           =           C
TAX ITEM:(*)                            AMOUNT
------------                              PER                  NO. OF                  TAXABLE
                                         UNIT         X         UNITS         =        AMOUNT(#)
                                       ---------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations       0.017223      x                       =
      b) All Other                      0.003024      x                       =
      c) Total Interest Income
         (1a+1b)                        0.020247      x                       =
2.    Dividend Income                   0.000027      x                       =
3.    Net Long-Term Capital
      Gain/(Loss):                     (0.008698)     x                       =
4.    Gain on Sale of Real
      Estate -- With Installment
      Sale Method
      a) Payments Received During Year  0.000000      x                       =
      b) Installment Sale Income
      [Qualified 5-Year Gain]           0.000000      x                       =
5.    Miscellaneous Income              0.000000      x                       =
6.    Trust Expenses                    0.047262      x                       =
7.    ADJUSTMENT TO BASIS -- WITH
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+4b+5-6)            (0.035686)     x                       =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+5-6)               (0.035686)     x                       =



                                                                      II
                                                                   JANUARY
                                       ------------------------------------------------------------
                                              A          X           B           =           C
TAX ITEM:(*)                                AMOUNT
------------                                 PER                  NO. OF                  TAXABLE
                                             UNIT        X         UNITS         =        AMOUNT(o)
                                       -------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations          0.000000      x                       =
      b) All Other                         0.000000      x                       =
      c) Total Interest Income
         (1a+1b)                           0.000000      x                       =
2.    Dividend Income                      0.000001      x                       =
3.    Net Long-Term Capital
      Gain/(Loss):                        (0.000552)     x                       =
4.    Gain on Sale of Real
      Estate -- With Installment
      Sale Method
      a) Payments Received During Year     0.000000      x                       =
      b) Installment Sale Income
      [Qualified 5-Year Gain]              0.000000      x                       =
5.    Miscellaneous Income                 0.000000      x                       =
6.    Trust Expenses                       0.000907      x                       =
7.    ADJUSTMENT TO BASIS -- WITH
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+4b+5-6)               (0.001458)     x                      =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+5-6)                  (0.001458)     x                      =


                                                                     III
                                                                   FEBRUARY
                                       -------------------------------------------------------------
                                              A          X           B           =           C
TAX ITEM:(*)                               AMOUNT
------------                                 PER                  NO. OF                  TAXABLE
                                             UNIT        X         UNITS         =        AMOUNT(o)
                                       -------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations          0.001022      x                       =
      b) All Other                         0.000000      x                       =
      c) Total Interest Income
         (1a+1b)                           0.001022      x                       =
2.    Dividend Income                      0.000001      x                       =
3.    Net Long-Term Capital
      Gain/(Loss):                        (0.000095)     x                      =
4.    Gain on Sale of Real
      Estate -- With Installment
      Sale Method
      a) Payments Received During Year     0.000000      x                       =
      b) Installment Sale Income
      [Qualified 5-Year Gain]              0.000000      x                       =
5.    Miscellaneous Income                 0.000000      x                       =
6.    Trust Expenses                       0.000716      x                       =
7.    ADJUSTMENT TO BASIS -- WITH
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+4b+5-6)                0.000212      x                       =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+5-6)                   0.000212      x                       =


                                                                    VIII
                                                                    JULY
                                       ------------------------------------------------------------
                                               A          X          B          =           C
TAX ITEM:(*)                                AMOUNT
------------                                  PER                 NO. OF                 TAXABLE
                                             UNIT         X        UNITS        =        AMOUNT(o)
                                       ------------------------------------------------------------
1.    Interest Income:
      a) U. S. Gov't. Obligations           0.000009      x                     =
      b) All Other                          0.000000      x                     =
      c) Total Interest Income
      (1a+1b)                               0.000009      x                     =
2.    Dividend Income                       0.000005      x                     =
3.    Net Long-Term Capital
      Gain/(Loss):                         (0.000490)     x                     =
4.    Gain on Sale of Real
      Estate -- With
      Installment Sale Method
      a) Payments Received During Year      0.000000      x                     =
      b) Installment Sale
      Income [Qualified 5-Year Gain]        0.000000      x                     =
5.    Miscellaneous Income                  0.000000      x                     =
6.    Trust Expenses                        0.037211      x                     =
7.    ADJUSTMENT TO BASIS -- WITH
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+4b+5-6)                (0.037687)     x                     =
8.    ADJUSTMENT TO BASIS -- WITHOUT
      INSTALLMENT SALE METHOD TAX
      ITEMS (1c+2+3+5-6)                   (0.037687)     x                     =


                                                                        IX
                                                                      AUGUST
                                       -------------------------------------------------------------
                                                 A          X          B          =           C
TAX ITEM:(*)                                   AMOUNT
------------                                    PER                 NO. OF                 TAXABLE
                                                UNIT        X        UNITS        =        AMOUNT(o)
                                       -------------------------------------------------------------
1.         Interest Income:
           a) U. S. Gov't. Obligations        0.000000      x                     =
           b) All Other                       0.000000      x                     =
           c) Total Interest Income
           (1a+1b)                            0.000000      x                     =
2.         Dividend Income                    0.000002      x                     =
3.         Net Long-Term Capital
           Gain/(Loss):                       0.000000      x                     =
4.         Gain on Sale of Real
           Estate -- With
           Installment Sale Method
           a) Payments Received During Year   0.000000      x                     =
           b) Installment Sale
           Income [Qualified 5-Year Gain]     0.000000      x                     =
5.         Miscellaneous Income               0.000000      x                     =
6.         Trust Expenses                     0.000271      x                     =
7.         ADJUSTMENT TO BASIS -- WITH
           INSTALLMENT SALE METHOD TAX
           ITEMS (1c+2+3+4b+5-6)             (0.000269)     x                    =
8.         ADJUSTMENT TO BASIS -- WITHOUT
           INSTALLMENT SALE METHOD TAX
           ITEMS (1c+2+3+5-6)                (0.000269)     x                    =



                                                                        X
                                                                    SEPTEMBER
                                       -------------------------------------------------------------
                                                 A          X          B          =           C
TAX ITEM:(*)                                   AMOUNT
------------                                    PER                 NO. OF                 TAXABLE
                                                UNIT        X        UNITS        =        AMOUNT(o)
                                       -------------------------------------------------------------
1.         Interest Income:
           a) U. S. Gov't. Obligations        0.006096      x                     =
           b) All Other                       0.000000      x                     =
           c) Total Interest Income
           (1a+1b)                            0.006096      x                     =
2.         Dividend Income                    0.000002      x                     =
3.         Net Long-Term Capital
           Gain/(Loss):                      (0.000483)     x                     =
4.         Gain on Sale of Real
           Estate -- With
           Installment Sale Method
           a) Payments Received During Year   0.000000      x                     =
           b) Installment Sale
           Income [Qualified 5-Year Gain]     0.000000      x                     =
5.         Miscellaneous Income               0.000000      x                     =
6.         Trust Expenses                     0.002515      x                     =
7.         ADJUSTMENT TO BASIS -- WITH
           INSTALLMENT SALE METHOD TAX
           ITEMS (1c+2+3+4b+5-6)              0.003100      x                     =
8.         ADJUSTMENT TO BASIS -- WITHOUT
           INSTALLMENT SALE METHOD TAX
           ITEMS (1c+2+3+5-6)                 0.003100      x                     =


--------------
(*) The Trust Tax Items for 2004 have been calculated in accordance with the letter on the front side of this page, and our letter of November 26, 1985 (reproduced on Page D) providing certain tax information, which are integral parts hereof and which you should review with your tax advisor before reporting your share of the Trust Tax Items on your 2004 United States Federal income tax return.
(#) Taxable Amount [Column IC] is equal to the Amount per Unit
    [Column IA]multiplied by No. of Units you held [Column IB] continuously from January 1 through December 31, 2004.
(o) Taxable Amount [Column C] is equal to the Amount per Unit [Column A] multiplied by No. of Units you held [Column B] on the first day of each month.
(!) Taxable Amount [Column XIV] is equal to the sum of the Taxable Amounts in Columns IIC through XIIIC for each month that you held Trust Units on the first day.

                                     -B-

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on June 30, 2004 of $1.97 per unit was approximately $76.8 million.

At December 31, 2004, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $1.93 per Unit was approximately $75.2 million.

To Our Unit Holders:

The accompanying financial report sets forth the status of the City Investing Company Liquidating Trust at December 31, 2004. Wrapped around this report is the February 4, 2005 tax letter, pages A through D, that provides 2004 United States Federal income tax information relevant to Unit Holders. Please remove wrap-around pages A through D carefully, as they should be helpful in calculating your 2004 tax consequences.

Since the Trust was created, the Trustees' objectives have been and continue to be to maximize the return to Unit Holders by resolving legal exposures and reducing to cash the remaining non-liquid assets as efficaciously as possible.

The Trust has posted on its web site: http://www.cnvlz.com the financial report and the tax letter for the year ended December 31, 2004. The Trust has also posted on its web site all of the tax letters issued since its inception in 1985. Quarterly financial reports for 2005 should be available on the Trust's web site no later than May 5, August 4, and November 4, 2005.

In May 2004, Eben W. Pyne resigned his position as Trustee, having served the Trust since its September 25, 1985 inception. Charles R. Carson, investment banker and former Treasurer of City Investing Company from 1978 to 1985, accepted an appointment as successor Trustee.

The Trustees are focused on reducing outstanding liabilities, claims and exposures of the Trust to a level that will permit a significant distribution. Certain of these outstanding risks, by their nature, cannot be eliminated within a reasonable time frame. To accelerate the time at which a significant distribution can be made, the Trust has procured and continues to negotiate to obtain insurance against these risks. During 2004, the Trust's cash and cash equivalents and investment securities decreased by $1.4 million to $81.7 million, which was due, in part, to insurance premium expenses for environmental liability coverage for a ten-year period and professional liability coverage through October 25, 2006, in addition to six-year run-off coverage to be effective on the date the Trust is liquidated.

The major assets held by the Trust are investments in United States Treasury securities. The Trustees believe that these resources are sufficient to meet all anticipated liquidity requirements. The Trust will continue to retain cash and investment reserves pending the resolution of continuing exposures to environmental remediation expense at certain Superfund sites formerly owned by affiliates of City Investing Company. The Trustees will continue to devote their energies to addressing the unresolved claims and to realizing the greatest value for the Trust's remaining assets in order to maximize a final distribution as soon as is prudently possible.

Cordially,

Charles R. Carson                John J. Quirk                 Lester J. Mantell
     Trustee                        Trustee                         Trustee


February 4, 2005

For all information about UNIT HOLDINGS:

       UNITS HELD IN STREET NAME, PLEASE COMMUNICATE WITH YOUR BANK OR BROKER.

       REGISTERED UNIT HOLDERS, PLEASE COMMUNICATE WITH MELLON INVESTOR SERVICES, transfer agent for City Investing Company Liquidating Trust, at:

                   telephone:     1-800-839-2608
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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees may, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations. The existence of the contingent liabilities referred to in Note 7 to the Trust's Financial Statements will affect the timing of future distributions of Trust assets, see Item
8 -- Note 8, 'Future Distributions of Trust Assets'.

On August 3, 2004, the Trustees extended the time limit of the Trust's existence to September 25, 2005 from September 25, 2004 in order to continue the orderly resolution of legal exposures of the Trust and reducing to cash the remaining non-liquid assets.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. For a description of claims that may affect the Trust, see
Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') trade on The Nasdaq stock exchange and appear daily in the list entitled Small Capitalization Issues, under the symbol CITYINVLQ or CNVLZ. Selected contemporaneous trading information is available on the Internet and can be accessed as follows -- http://www.nasdaq.com. The high and low prices for the Units during 2004 and 2003 were as follows:

------------------------------------------------------------------------------------------------------
                                                    2004                              2003
                                                    ----                              ----
                                         HIGH                LOW           HIGH                LOW
------------------------------------------------------------------------------------------------------

First Quarter                            $2.28               $1.85         $2.50               $1.66

Second Quarter                            2.00                1.90          2.11                1.54

Third Quarter                             1.99                1.90          2.14                1.50

Fourth Quarter                            1.99                1.90          2.01                1.82
------------------------------------------------------------------------------------------------------

As of December 31, 2004, there were approximately 12,600 registered holders of the Trust's Units of Beneficial Interest. No cash distributions were made in either 2004 or 2003.

The Trust may have a contingent liability to the United States Environmental Protection Agency and other third parties.

ITEM 6. SELECTED FINANCIAL DATA

-------------------------------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT PER   -------------------------------------------------------------------
UNIT DATA)                              2004          2003          2002          2001          2000
-------------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net  $(339)        $(141)        $(797)        $(268)         $(38)

Interest, dividend and other income      790         1,457         2,707         5,953         3,711

Net (loss)/income                     (1,391)          924         1,504         5,337         3,387

Net (loss)/income per unit                (0.04)         0.02          0.04          0.14          0.09

Total assets                          82,713        84,104        83,180        81,676        76,339

Book value per unit                        2.12          2.16          2.13          2.10          1.96
-------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded a net loss of $1,391,000 ($0.04 per unit) in 2004 compared with net income of $924,000 ($0.02 per unit) in 2003 and $1,504,000 ($0.04 per unit) in 2002. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid. In June 2002 and 2003, cash payment installments of $907,000 and $850,000 were received in respect of a prior sale of real estate, which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years. A deferred gain of $469,000, subject to expenses estimated to be $102,000 at December 31, 2004 and December 31, 2003, is netted against a gross mortgage receivable of $1,473,000 at December 31, 2004 and December 31, 2003. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage.

In 1985, City Investing Company purchased a group annuity contract from The Prudential Insurance Company of America (Prudential). Upon the 2002 demutualization of Prudential, the Trust received 885 shares of Prudential Financial Inc. As the Trust had a $0 basis in this asset, all of the $29,000 proceeds received upon the 2002 sale of these shares is reported as long-term capital gain. In 2004, the Trust wrote-off as worthless its investment in Oklahoma Energy Corp. As the Trust had a $27,000 basis in this asset, all of the $27,000 loss was recognized upon the recording of these shares as worthless and is reported as long-term capital loss.

Legal fees attributable to issues that relate to periods before the liquidation of City and a payment in settlement of litigation exposure aggregating $312,000 in 2004, compared to legal fees of $324,000 in 2003 and $1,009,000 in 2002 are reflected as losses on dispositions of assets and are reported as long-term capital losses.

Interest, dividend and other income of $790,000 in 2004, $1,457,000 in 2003 and $2,707,000 in 2002, was principally derived from interest earned on United States Treasury securities. Declining interest rates and shorter holding periods adversely affected interest income received in 2004 and 2003. Net interest income of $110,000 in 2004, $165,000 in 2003 and $222,000 in 2002 was received from the mortgage receivable.

Administrative expenses (including legal fees that are attributable to issues arising after the liquidation of City) were $1,842,000 in 2004, $392,000 in 2003, and $406,000 in 2002. In 2004, the increase was due, in part, to insurance premium expenses for environmental liability coverage for a ten-year period and professional liability coverage through October 25, 2006, in addition to six-year run-off coverage to be effective on the date the Trust is liquidated. The Trustees are focused on reducing outstanding liabilities, claims and exposures of the Trust to a level that will permit a significant distribution. Certain of these outstanding risks, by their nature, cannot be eliminated within a reasonable time frame. To accelerate the time at which a significant distribution can be made, the Trust has procured and continues to negotiate to obtain insurance against these risks.

The Trust is a party to a five-year lease of office space (which in the event of the Trust's liquidation can be cancelled at any time without penalty) which requires total remaining lease payments of $69,000, $27,000 of which is due in less than one year and $42,000 is due in more than one year and less than three years.

At December 31, 2004, the Trust had cash and cash equivalents and investment securities of $81,705,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

No cash distributions have been made since May 12, 1990. For information regarding considerations affecting the future distribution of Trust assets, see
Item 8 -- Note 8, 'Future Distributions of Trust Assets'.

REPORTING ON INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT'S REPORT

The management of the City Investing Company Liquidating Trust ('Trust') is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system has been designed to provide reasonable assurance to the Trustees regarding the preparation and fair presentation of the Trust's published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the Trust has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2004. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the integrated framework of internal control, the Trustees concluded that the internal control over financial reporting was effective as of December 31, 2004. The Trustee's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated: February 4, 2005                       By: /s/ Lester J. Mantell, Trustee

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited management's assessment, included in the accompanying Reporting on Internal Control Over Financial Reporting, Management's Report, that City Investing Company Liquidating Trust maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). City Investing Company Liquidating Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the basis of accounting used for Federal income tax reporting purposes. An entity's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the basis of accounting used for Federal income tax reporting purposes, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and Trustees of the entity; and
(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that City Investing Company Liquidating Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, City Investing Company Liquidating Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of City Investing Company Liquidating Trust as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in Trust equity for each of the years in the three-year period ended December 31, 2004, and our report dated February 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 4, 2005

ITEM 8. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of City Investing Company Liquidating Trust as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in Trust equity for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Trustees, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Trust's policy is to prepare its financial statements on the basis of accounting used for Federal income tax reporting purposes. The effects on the financial statements of variances between the basis of accounting used for Federal income tax reporting purposes and accounting principles generally accepted in the United States of America are described in Note 10. Accordingly, the accompanying financial statements are not intended to present financial position, results of operations, cash flows and changes in Trust equity in conformity with accounting principles generally accepted in the United States of America.

See Note 7 to the financial statements for a description of litigation and other contingent liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Investing Company Liquidating Trust as of December 31, 2004 and 2003, and the results of its operations, cash flows and changes in Trust equity for each of the years in the three-year period ended December 31, 2004, in conformity with the basis of accounting used for Federal income tax reporting purposes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of City Investing Company Liquidating Trust's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 4, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 4, 2005

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)            2004              2003              2002
-----------------------------------------------------------------------------------------------------
Losses on dispositions of assets, net                    $(339)            $(141)            $(797)
Interest, dividend and other income                        790             1,457             2,707
-----------------------------------------------------------------------------------------------------
Total income                                               451             1,316             1,910
Administrative expenses                                  1,842               392               406
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME                                      $(1,391)             $924            $1,504
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME PER UNIT                                 $(0.04)            $0.02             $0.04
-----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
-----------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

--------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2004              2003
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                  $56               $78
Investment securities                                   81,649            82,991
Restricted funds                                             4                 4
Investments                                                 --                27
Mortgage receivable, net of deferred gain                1,004             1,004
--------------------------------------------------------------------------------
TOTAL ASSETS                                           $82,713           $84,104
--------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                           $82,713           $84,104
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                     $82,713           $84,104
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31


-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                          2004               2003               2002
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/ income                                       $(1,391)              $924             $1,504
Adjustments to reconcile net (loss)/ income
  to net cash (used for)/provided by
  operating activities:
Gain on sale of real estate                                   --               (183)              (183)
Gain on sale of securities                                    --                 --                (29)
Loss on investment in Oklahoma Energy Corp.                   27                 --                 --
Amortization of premium of investment
  securities                                                 615              1,458              2,043
-------------------------------------------------------------------------------------------------------
Net cash (used for)/provided by operating
  activities                                                (749)             2,199              3,335
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                392,661            121,277             79,149
Purchases of investment securities                      (391,934)          (124,242)           (83,228)
Proceeds from sale of real estate                             --                685                685
Proceeds from sale of securities                              --                 --                 29
Other, net                                                    --                  1                  1
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing
  activities                                                 727             (2,279)            (3,364)
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (22)               (80)               (29)
Cash and cash equivalents at beginning of
  year                                                        78                158                187
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $56                $78               $158
-------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31


-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2004              2003              2002
-------------------------------------------------------------------------------------------------------

Balance at beginning of year                              $84,104           $83,180           $81,676
Net (loss)/income                                          (1,391)              924             1,504
-------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                    $82,713           $84,104           $83,180
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, the Trustees extended the time limit of the Trust's existence a number of times, most recently to September 25, 2005.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation: The accompanying financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ('FITR'). Accordingly, certain revenue and the related assets are recognized when received rather than when earned; certain expenses are recognized when paid rather than when the obligation is incurred; and assets are reflected at their tax basis. For information concerning the financial statements prepared on accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, and a reconciliation of the Trust's FITR to accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, see Note 10.

Valuation of assets and liabilities: The Trust Equity balance on September 25, 1985 was established at an amount equivalent to the number of units of beneficial interest outstanding (38,979,372) multiplied by the average of the high and low trading prices of such units on the first day of trading ($3.1875), or an aggregate of $124.2 million. For FITR purposes, the fair market value of each asset other than cash and cash equivalents was determined by that asset's proportionate share of the Trust Equity increased by accounts payable and decreased by cash and cash equivalents at September 25, 1985. The proportionate share of each of these assets was determined by the estimated value of such Trust asset in relation to the estimated value of all of the Trust assets other than cash and cash equivalents. In determining the estimated value of Trust assets, the Trustees evaluated, where appropriate, such factors as City's historical carrying values, expected amounts and dates of realization, prevailing interest rates, available market prices and restrictions with respect to disposition. Assets acquired after September 25, 1985, are generally carried at cost.

Income taxes: For FITR purposes, the September 25, 1985 transfer of assets and liabilities to the Trust and distribution to stockholders of units in the Trust was treated as a distribution of assets and liabilities by City to its stockholders and a contribution by the stockholders of such net assets to the Trust in return for units.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Losses on dispositions of assets: Losses on dispositions of assets, net of gains, includes expenses attributable to litigation exposures that relate to periods before the liquidation of City.

Net income per unit: Net income per unit is calculated by dividing net income of the Trust by the number of outstanding Units of Beneficial Interest.

Cash and cash equivalents: The Trust considers all investments in money market funds as cash equivalents.

NOTE 3 - INVESTMENT SECURITIES

Investment securities, all of which mature within one year, consist of United States Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of United States Treasuries is based on quoted market prices.

Investment securities at December 31, consist of the following:

---------------------------------------------------------------------------------------------
                                          2004                             2003
                             -----------------------------    -------------------------------
                             CARRYING   AMORTIZED    FAIR     CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE       COST       VALUE     VALUE       COST       VALUE
---------------------------------------------------------------------------------------------

United States Treasuries     $81,649     $81,649    $82,046   $82,991     $82,991    $83,053
---------------------------------------------------------------------------------------------
The gross unrealized gains/(losses) on investment securities at December 31, consist of the following:
---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2004                  2003
---------------------------------------------------------------------------------------------
Gross unrealized gains                                            $397                   $68
---------------------------------------------------------------------------------------------
Gross unrealized (losses)                                           --                    (6)
---------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2004 and 2003 represent a rent deposit of $4,000.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

---------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2004                  2003
---------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                             $ --                   $27
---------------------------------------------------------------------------------------------

The Trust held 310,810 shares of Oklahoma Energy Corp. common stock, which were carried at their tax basis. At December 31, 2003, the fair value of the Oklahoma Energy stock, based on the average of quoted market prices, was $31. In 2004, the Trust wrote-off as worthless its investment in Oklahoma Energy Corp. As the Trust had a $27,000 basis in this asset, all of the $27,000 loss was recognized upon the recording of these shares as worthless and is reported as long-term capital loss.

NOTE 6 - MORTGAGE RECEIVABLE

In February 2000, the Trust sold 39 percent of certain real estate acreage located in Texas City, Texas for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold the remaining Texas City real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002 and 2003, cash payment installments of $907,000 and $850,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $222,000 and $165,000, respectively. The deferred gains of $469,000 at December 31, 2004 and December 31, 2003 and $704,000 at December 31,

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2002 are netted against the gross mortgage receivable of $1,473,000 at December 31, 2004 and December 31, 2003 and $2,210,000 at December 31, 2002. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation, where required, to discharge certain litigation and other contingent liabilities of City Investing Company. As a result, the Trust is subject to possible claims by the United States Environmental Protection Agency and certain other third parties. At the present time, there is no pending or threatened litigation against the Trust in any jurisdiction.

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703, beginning July 1, 2002. The five-year lease (which in the event of the Trust's liquidation can be cancelled at any time without penalty) requires total remaining lease payments of $69,000, $27,000 of which is due in less than one year and $42,000 is due in more than one year and less than three years. Base annual lease expense beginning July 1, 2002, was approximately $24,000 during the first year of the lease, escalating to an estimated $27,000 during the last year of the lease. Annual lease expense was $26,000 in 2004, $25,000 in 2003, and $31,000 in 2002.

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

The Trustees are focused on reducing outstanding liabilities, claims and exposures of the Trust to a level that will permit a significant distribution. Certain of these outstanding risks, by their nature, cannot be eliminated within a reasonable time frame. To accelerate the time at which a significant distribution can be made, the Trust has procured and continues to negotiate to obtain insurance against these risks.

Pending resolution of possible claims by the United States Environmental Protection Agency and other third parties, see Note 7 to Financial Statements --Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 2004 and 2003 are as follows:

-------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT    MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
DATA)                                       2004       2004         2004           2004
-------------------------------------------------------------------------------------------
Total income/(loss)                        $170        $108         $201          $(28)
Administrative expenses                      90         108        1,559            85
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                           $80          $0      $(1,358)        $(113)
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                   $0.00       $0.00       $(0.03)       $(0.01)
-------------------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED:
                                              -------------------------------------------------
                                              MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)    2003       2003         2003           2003
-----------------------------------------------------------------------------------------------
Total income                                    $404       $623         $225            $64
Administrative expenses                          125         73           47            147
-----------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $279       $550         $178           $(83)
-----------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                        $0.01      $0.01        $0.01         $(0.01)
-----------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - DIFFERENCES BETWEEN FEDERAL INCOME TAX REPORTING PRINCIPLES AND ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA, REFLECTING AN ENTITY IN LIQUIDATION

These financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ('FITR') which differ in certain respects with those principles and practices that the Trust would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States of America, reflecting an entity in liquidation ('GAAPLIQ').

The material differences between FITR and GAAPLIQ, which are relevant to the Trust's Statements of Operations, Balance Sheets, Statements of Cash Flows and Statements of Changes in Trust Equity are summarized as follows:

           a. Accounting for Investment Securities

   For FITR, Investment Securities are carried at original cost, net of premium amortization. This amortization is included in income when interest is collected. For GAAPLIQ, all of the Trust's securities would be reflected at net realizable value; thus, any changes in net realizable value are recognized through income. For FITR, interest income is recorded when collected; for GAAPLIQ, a ratable portion of interest income is recognized at each period end.

           b. Accounting for Prepaid Expenses

   For FITR, expenses, other than premium amortization discussed in a. above, are recorded when paid. For GAAPLIQ, the recoverable portion of an expense paid is recognized as an asset. For FITR, no expenses are recorded as prepaid. For GAAPLIQ, a prepaid asset is recognized at each period end for a ratable portion of expenses that relate to subsequent periods.

           c. Accounting for Mortgage Receivable and Mortgage Interest
              Receivable

   Upon the sale of the Texas City Property in the year 2000, a Mortgage Receivable was recorded. For FITR, the income, net of collection expenses, attributable to the five annual installment amounts is recorded when the principal and interest are collected. For GAAPLIQ, the full gain on the sale attributable to the Texas City Property would have been recognized in the year 2000. For GAAPLIQ, a ratable portion of Mortgage Interest Receivable, net of collection expenses, attributable to each period would have been amortized into income at each period end. For GAAPLIQ, the Texas City Mortgage is reflected at net realizable value.

           d. Accounting for Accrued Liabilities

   For FITR, accrued liabilities, other than premium amortization, discussed in
   a. above, are recorded when paid. For GAAPLIQ, accrued liabilities are recognized as a liability in the period the assets are purchased or the services are incurred.

           e. Accounting for Loss Contingencies

   For FITR, loss contingencies are recorded when paid. For GAAPLIQ, loss contingencies are recorded when contingencies are reasonably estimable and probable of resulting in a liability. The Trustees currently believe that there are no contingencies that are probable of resulting in a liability to the Trust.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

           f. The effect of the different treatments described above on the Trust's financial statements would be as follows:

                            STATEMENTS OF OPERATIONS

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)            2004              2003              2002
-----------------------------------------------------------------------------------------------------

Net (loss)/income for the year per Federal
  Income Tax Reporting
  Principles (FITR)                                    $(1,391)             $924            $1,504
To adjust from FITR to accounting principles
  generally accepted in the United States of
  America, reflecting an entity in liquidation
  (GAAPLIQ):
Gains/(losses) on dispositions of assets,
  net                                                      415              (155)              249
Interest, dividend and other income                        (56)             (185)             (364)
Administrative expenses                                   (125)                5                40
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME FOR THE YEAR PER GAAPLIQ             $(1,157)             $589            $1,429
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME PER UNIT PER GAAPLIQ                       $(.03)            $.02              $.04
-----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
-----------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 BALANCE SHEETS

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                                  DECEMBER 31

---------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2004              2003
---------------------------------------------------------------------------------

TOTAL ASSETS PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                          $82,713           $84,104
To adjust from FITR to accounting principles
  generally accepted in the United States of
  America, reflecting an entity in
  liquidation (GAAPLIQ):
Investment securities                                      397                61
Prepaid expenses                                           130                55
Mortgage receivable, net of deferred gain                  538               538
---------------------------------------------------------------------------------
TOTAL ASSETS PER GAAPLIQ                               $83,778           $84,758
---------------------------------------------------------------------------------
TOTAL LIABILITIES PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                               $0                $0
To adjust from FITR to GAAPLIQ:
Accrued liabilities                                        332               149
---------------------------------------------------------------------------------
TOTAL LIABILITIES PER GAAPLIQ                             $332              $149
---------------------------------------------------------------------------------
TRUST EQUITY PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                          $82,713           $84,104
---------------------------------------------------------------------------------
To adjust from FITR to GAAPLIQ:
Net income/(loss) adjustments from
  Statements of Operations for GAAPLIQ                     234              (335)
---------------------------------------------------------------------------------
Adjustments for prior periods for GAAPLIQ                  499               840
---------------------------------------------------------------------------------
TRUST EQUITY PER GAAPLIQ                               $83,446           $84,609
---------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                          2004               2003               2002
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income per Federal Income Tax
  Reporting Principles (FITR):                           $(1,391)              $924             $1,504
Cash flows from operating activities per
  accounting principles generally accepted in
  the United States of America, reflecting an
  entity in liquidation (GAAPLIQ):                           234               (335)               (75)
Adjustments to reconcile net (loss)/ income
  to net cash provided by operating
  activities to GAAPLIQ:
Gain on sale of securities                                    --                 --                (29)
Loss on investment in Oklahoma Energy Corp.                   27                 --                 --
Uncollected interest income on investment
  securities                                                 182                168                486
Amortization of premium of investment
  securities                                                 489              1,441              1,885
Excess of fair market value over amortized
  cost of investment securities                             (397)                (6)              (194)
Changes in other assets and liabilities:
Prepaid expenses                                             (76)                --                 (2)
Mortgage receivable                                           --                 34                 36
Accrued liabilities                                          183                (27)              (276)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities in
  GAAPLIQ                                                   (749)             2,199              3,335
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                392,661            121,277             79,149
Purchases of investment securities                      (391,934)          (124,242)           (83,228)
Proceeds from sale of real estate                             --                685                685
Proceeds from sale of securities                              --                 --                 29
Other, net                                                    --                  1                  1
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing
  activities                                                 727             (2,279)            (3,364)
-------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                    (22)               (80)               (29)
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of
  period                                                      78                158                187
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $56                $78               $158
-------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     STATEMENTS OF CHANGES IN TRUST EQUITY

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2004              2003              2002
-----------------------------------------------------------------------------------------------------

Balance at beginning of year per Federal Income
  Tax Reporting Principles (FITR):                        $84,104           $83,180           $81,676
Net (loss)/income per GAAPLIQ                              (1,157)              589             1,429
Adjustments for prior periods for GAAPLIQ                     499               840             1,109
-----------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR PER GAAPLIQ                        $83,446           $84,609           $84,214
-----------------------------------------------------------------------------------------------------

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  THE TRUSTEES

The Trustees of the Trust are Charles R. Carson, John J. Quirk and Lester J. Mantell. Each Trustee will serve for the term of the Trust subject to his earlier resignation or removal. In May 2004, Eben W. Pyne resigned his position as Trustee. There are no family relationships between the Trustees.

Charles R. Carson (59) is a Co-founder and Principal of Cronus Partners LLC. He was a Senior Advisor at The Nassau Group, Inc. from 2002-2004. He was a Principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2002. He was a Principal and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Vice President and Treasurer of City prior to March 1985.

John J. Quirk (61) is a Managing Director at Morgan Joseph & Co. Inc. He was a Principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2001. He was the Chairman and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Senior Vice President and Treasurer of City prior to March 1985.

Lester J. Mantell (67) was an officer of City and AmBase Corporation prior to 1997.

The Audit Committee of the Trust consists of Messrs. Carson and Quirk, neither of whom has been determined to be an 'audit committee financial expert' within the meaning of Item 401 (h) (i) of Regulation S-K since neither possesses all the attributes required for such designation by that regulation. See
Exhibit 99.4 'Charter of the Audit Committee of the Trustees of City Investing Company Liquidating Trust'.

The Trust has adopted a Code of Ethics that is applicable to the Trustees, one of whom is the functional equivalent of its principal executive officer and its principal financial officer, and the Trust's Administrator. See
Exhibit 14 -- 'Code of Ethics'.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to Section 9.1 of the Trust Agreement, the Trustees, in lieu of commissions or other compensation fixed by law for Trustees, receive as compensation for services the aggregate sum of $36,000 per year to be allocated equally among the Trustees. Each Trustee is also reimbursed from the Trust Estate for all expenses reasonably incurred by him in the performance of his duties pursuant to the Trust Agreement.

There are no plans, pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the Trustees, except for amounts that one former Trustee may receive as a holder of 1,000 Units of Beneficial Interest.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Form 4 of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of August 10, 2001, from Form 4 of Farallon Capital Management, L.L.C. filed with the SEC as of January 28, 2005, and from Amendment No. 3 to Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 22, 2002.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------

GOLDMAN, SACHS & CO.                                           12,631,464     32.4%
85 Broad Street, New York, NY 10004

FARALLON CAPITAL MANAGEMENT, L.L.C.                            12,610,298     32.3%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111

FRANKLIN MUTUAL ADVISERS, LLC                                   6,529,648     16.8%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         31,771,410     81.5%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 7, 2005.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES OF BENEFICIAL OWNERS                                       OWNED       OF CLASS
-----------------------------------------------------------------------------------------

Charles R. Carson                                                   --           --
John J. Quirk                                                       --           --
Lester J. Mantell                                                   --           --
Trustees as a group (three)                                         --           --
-----------------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees: The aggregate fees paid in each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Trust's annual financial statements and review of the financial statements included in the Trust's Forms 10-Q were as follows:

                          2004           2003
                          ----           ----
                        $55,580        $43,750

The Audit Committee of the Trust met in the first quarter of each of the fiscal years shown above and unanimously approved a proposal by KPMG LLP to provide the services described above. There were no tax or non-audit fees paid to KPMG LLP by the Trust during the periods shown above. The Trust was billed for audit fees of $96,300 for 2004, which were paid in January 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                             Page
                                                                             ----
(a)       Documents Filed as Part of This Report:

          1.    Index to Financial Statements:
                Reporting on Internal Control over Financial Reporting,        6
                Management's Report.........................................
                Report of Independent Registered Public Accounting Firm.....   7
                Report of Independent Registered Public Accounting Firm.....   8
                Statements of Operations....................................   9
                Balance Sheets..............................................   9
                Statements of Cash Flows....................................  10
                Statements of Changes in Trust Equity.......................  10
                Notes to Financial Statements...............................  11

          2.    Index to Financial Statement Schedules:
                Not applicable

          3.    Exhibits:

          2.    Plan of Complete Liquidation and Dissolution of City
                Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21, 1984).

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April 23, 1990 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September 2, 1992 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to
                City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000) as amended on July 23, 2001 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2001) as amended on July 30, 2002 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2002) as amended on June 18, 2003 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2003) as amended on August 3, 2004 by action of John J. Quirk, Charles R.
                Carson and Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2004).

          3a.   Specimen certificate representing Units of Beneficial
                Interest in City Investing Company Liquidating Trust
                (certificate formerly representing shares of Common Stock of City Investing Company, showing legends to be placed on certificates when issued from time to time upon transfer of Units of Beneficial Interest) (incorporated by reference to
                Exhibit 3.4 of City Investing Company Liquidating Trust
                Form 8-B filed with the Commission on September 25, 1985).
          14.   Code of Ethics (incorporated by reference to Exhibit 99.3 to
                City Investing Company Liquidating Trust Form 10-K for the fiscal year ended December 31, 2002)
          31.   Certification Pursuant to Section 302(a) of the
                Sarbanes-Oxley Act of 2002
          32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002
          99.4  Charter of the Audit Committee of the Trustees of City
                Investing Company Liquidating Trust
          Exhibits 31, 32 and 99.4 are included in the Form 10-K posted on our web site: http://www.cnvlz.com.
(b)       Form 8-K
          The Trust was not required to file a Current Report on Form 8-K during the quarter ended December 31, 2004.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February 2005.

CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 4th day of February 2005.

The Trustees:

CHARLES R. CARSON
Trustee

JOHN J. QUIRK
Trustee

LESTER J. MANTELL
Trustee

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

SCHEDULE OF 2004 UNITED STATES FEDERAL TAX ITEMS

                                     IV
                                    MARCH
------------------------------------------------------------------
               A          X          B          =           C
            AMOUNT
              PER                 NO. OF                 TAXABLE
             UNIT         X        UNITS        =        AMOUNT(o)
------------------------------------------------------------------
            0.004206      x                     =
            0.000000      x                     =
            0.004206      x                     =
            0.000001      x                     =

           (0.000230)     x                     =



            0.000000      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.000686      x                     =

            0.003291      x                     =

            0.003291      x                     =


                                      V
                                    APRIL
------------------------------------------------------------------
               A          X          B          =           C
             AMOUNT
              PER                 NO. OF                 TAXABLE
              UNIT        X        UNITS        =        AMOUNT(o)
------------------------------------------------------------------
            0.000841      x                     =
            0.000000      x                     =
            0.000841      x                     =
            0.000002      x                     =

           (0.000055)     x                     =



            0.000000      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.001385      x                     =

           (0.000597)     x                     =

           (0.000597)     x                     =

                                      VI
                                     MAY
------------------------------------------------------------------
               A          X          B          =           C
             AMOUNT
              PER                 NO. OF                 TAXABLE
              UNIT        X        UNITS        =        AMOUNT(o)
------------------------------------------------------------------
            0.001265      x                     =
            0.000000      x                     =
            0.001265      x                     =
            0.000000      x                     =

           (0.000945)     x                     =



            0.000000      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.000789      x                     =

           (0.000469)     x                     =

           (0.000469)     x                     =

                                     VII
                                     JUNE
------------------------------------------------------------------
               A          X          B          =           C
             AMOUNT
              PER                 NO. OF                 TAXABLE
              UNIT        X        UNITS        =        AMOUNT(o)
------------------------------------------------------------------
            0.003784      x                     =
            0.003024      x                     =
            0.006808      x                     =
            0.000003      x                     =

           (0.005132)     x                     =



            0.000000      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.000602      x                     =

            0.001077      x                     =

            0.001077      x                     =


                                     XI                                                       XII
                                   OCTOBER                                                 NOVEMBER
---------------------------------------------------------------------------------------------------------------------------
               A          X          B          =           C           A          X          B          =           C
            AMOUNT                                                   AMOUNT
              PER                 NO. OF                 TAXABLE       PER                 NO. OF                 TAXABLE
             UNIT         X        UNITS        =        AMOUNT(o)    UNIT         X        UNITS        =        AMOUNT(o)
---------------------------------------------------------------------------------------------------------------------------
            0.000000      x                     =                    0.000000      x                     =
            0.000000      x                     =                    0.000000      x                     =
            0.000000      x                     =                    0.000000      x                     =
            0.000004      x                     =                    0.000003      x                     =

           (0.000016)     x                     =                    0.000000      x                     =



            0.000000      x                     =                    0.000000      x                     =

            0.000000      x                     =                    0.000000      x                     =
            0.000000      x                     =                    0.000000      x                     =
            0.000491      x                     =                    0.000939      x                     =

           (0.000503)     x                     =                   (0.000936)     x                     =

           (0.000503)     x                     =                   (0.000936)     x                     =


                                     XIII                                                    XIV
                                   DECEMBER                                         TOTAL IF HELD ON SOME,
                                                                                         BUT NOT ALL,
                                                                                   FIRST DAYS OF EACH MONTH
--------------------------------------------------------------------------------------------------------------
                                                                                 IIC + IIIC + IVC + VC + VIC +
               A          X          B          =           C                        VIIC + VIIIC + IXC +
             AMOUNT
              PER                 NO. OF                 TAXABLE                    XC + XIC + XIIC + XIIIC
              UNIT        X        UNITS        =        AMOUNT(o)                      TAXABLE AMOUNT!
--------------------------------------------------------------------------------------------------------------
            0.000000      x                     =
            0.000000      x                     =
            0.000000      x                     =
            0.000003      x                     =

           (0.000700)     x                     =



            0.000000      x                     =

            0.000000      x                     =
            0.000000      x                     =
            0.000750      x                     =

           (0.001447)     x                     =

           (0.001447)     x                     =


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