Form 10-Q
period 2005-03-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2005-05-02
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

  Yes |X| No |_|

At March 31, 2005 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                           Three Months ended March 31
                                   (Unaudited)

---------------------------------------------------------------------------------------
(Amounts in thousands, except per unit data)                        2005           2004
---------------------------------------------------------------------------------------

Losses on dispositions of assets, net                               ($26)          ($34)
Interest, dividend and other income                                  802            204
---------------------------------------------------------------------------------------

Total income                                                         776            170
Administrative expenses                                            1,051             90
---------------------------------------------------------------------------------------

Net (loss)/income                                                  ($275)           $80
---------------------------------------------------------------------------------------

Net (loss)/income per unit                                           ($0.01)         $0.00
---------------------------------------------------------------------------------------

Outstanding units                                                 38,979         38,979
---------------------------------------------------------------------------------------

                                 Balance Sheets
                                   (Unaudited)

---------------------------------------------------------------------------------------
`                                                              March 31,   December 31,
($ in thousands)                                                    2005          2004
---------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                           $112           $56
U.S. Treasuries                                                   81,318        81,649
Restricted funds                                                       4             4
Mortgage receivable, net of deferred gain                          1,004         1,004
---------------------------------------------------------------------------------------

Total assets                                                     $82,438       $82,713
---------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                     $82,438       $82,713
---------------------------------------------------------------------------------------

Total liabilities and trust equity                               $82,438       $82,713
---------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        CITY INVESTING COMPANY LIQUIDATING TRUST
                                Statements of Cash Flows
                              Three Months ended March 31
                                      (Unaudited)


---------------------------------------------------------------------------------------

($ in thousands)                                                    2005           2004
---------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss)/income                                                  ($275)           $80
Adjustments to reconcile net (loss)/income to net cash
   provided by operating activities:
Amortization of premium of investment securities                    --              420
---------------------------------------------------------------------------------------
Net cash (used for)/provided by operating activities                (275)           500
---------------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities/sales of investment securities                        163,310        102,940
Purchases of investment securities                              (162,979)      (103,214)
---------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                 331           (274)
---------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                             56            226
Cash and cash equivalents at beginning of year                        56             78
---------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $112           $304
---------------------------------------------------------------------------------------

                         Statements of Changes in Trust Equity
                              Three Months ended March 31
                                      (Unaudited)

---------------------------------------------------------------------------------------

($ in thousands)                                                    2005           2004
---------------------------------------------------------------------------------------

Balance at beginning of period                                   $82,713        $84,104
Net (loss)/income                                                   (275)            80
---------------------------------------------------------------------------------------

Balance at March 31                                              $82,438        $84,184
---------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                        CITY INVESTING COMPANY LIQUIDATING TRUST
                             Notes to Financial Statements
                                      (Unaudited)

Note 1 - Organization

The City Investing Company Liquidating Trust (the "Trust") was created on September 25, 1985, pursuant to an Agreement and Declaration of Trust ("Trust Agreement") by and between City Investing Company ("City") and the three individuals then serving as trustees of the Trust ("Trustees"). The Trust Agreement is governed by the laws of the State of Delaware.

On September 25, 1985, pursuant to a Plan of Complete Liquidation and Dissolution approved by stockholders of City on December 12, 1984, City transferred all its remaining assets and liabilities ("Trust Estate") to the Trust to assure compliance with Section 337 of the Internal Revenue Code. The sole purpose of the Trust is to liquidate the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries the income and proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities.

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

The accompanying financial statements for the City Investing Company Liquidating Trust (the "Trust") are unaudited. In the opinion of the Trustees, the interim financial statements reflect all adjustments necessary for a fair presentation of the financial position and income and expenses of the Trust as prepared on a Federal income tax basis. Results for interim periods are not necessarily indicative of results for the full year. The unaudited interim financial statements presented herein should be read in conjunction with the Trust's financial statements filed in its annual report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 financial information included herein has been extracted from the Trust's audited financial statements on Form 10-K.

Note 2 - Basis of Accounting

Basis of presentation: The accompanying financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ("FITR"). Accordingly, certain revenue and the related assets are recognized when received rather than when earned; certain expenses are recognized when paid rather than when the obligation is incurred; and assets are reflected at their tax basis. For information concerning the financial statements prepared on accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, and a reconciliation of the Trust's FITR to accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, see Note 8.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

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

Note 3 - Investment Securities

Investment securities, all of which mature within one year, consist of United States Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of United States Treasuries is based on quoted market prices. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                    March 31, 2005                                     December 31, 2004
-----------------------------------------------------------------          ----------------------------------------

                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasuries              $81,318        $81,318        $81,325            $81,649        $81,649        $82,046
-------------------------------------------------------------------------------------------------------------------

The gross unrealized gains/(losses) on investment securities amounted to the following:

-------------------------------------------------------------------------------------------------------------------

                                                                                      March 31,       December 31,
($ in thousands)                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------

Gross unrealized gains                                                                       $7               $397
-------------------------------------------------------------------------------------------------------------------

Gross unrealized (losses)                                                                     -                  -
-------------------------------------------------------------------------------------------------------------------

Note 4 - Restricted Funds

Restricted funds at March 31, 2005 and December 31, 2004 represent a rent deposit of $4,000.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 5 - Mortgage Receivable

In February 2000, the Trust sold 39 percent of certain real estate acreage located in Texas City, Texas for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining Texas City real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002 and 2003, cash payment installments of $960,000, $907,000 and $850,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the years and net interest income of $274,000, $222,000 and $165,000, respectively. The deferred gain of $469,000 at March 31, 2005 and December 31, 2004, is netted against the gross mortgage receivable of $1,473,000 at March 31, 2005 and December 31, 2004. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $469,000 will be subject to expenses estimated to be $102,000.

Note 6 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation, where required, to discharge certain litigation and other contingent liabilities of City Investing Company. As a result, the Trust is subject to possible claims by the United States Environmental Protection Agency and certain other third parties, including:

State of California, v. Lake Oroville Area Public Utility District Claim (Case No. 124772). On or about May 26, 2000, the State of California Department of Parks and Recreation filed a complaint in the Superior Court for the County of Butte against the Lake Oroville Area Public Utility District ("LOAPUD"), Kelly Ridge Property Sales ("KRPS") and the owners of certain real estate in the Kelly Ridge residential subdivision ("Property Owners") asserting, among others, quantum meruit claims against KRPS and the Property Owners seeking reimbursement for expenses incurred in providing sewer service to KRPS and the Property Owners from and after 1996. The State of California alleged that the Southern California Financial Corporation ("SoCal") had been the developer of the land in the Kelly Ridge subdivision. SoCal was at one time a subsidiary of City Investing Company ("City"). The State alleged that KRPS is engaged in real estate development activities, that KRPS owns many of the properties which the State alleged SoCal had under development, that KRPS is engaged in the development of the Kelly Ridge residential properties and that KRPS has sold many lots to the Property Owners. The State of California alleged that it has incurred and will continue to incur unreimbursed expenses for the operation, maintenance and repair of sewer facilities providing sewer service to the Kelly Ridge properties.

KRPS recently filed a cross claim seeking indemnity from the Trust for any liability or expenses KRPS may incur as a result of the claims filed by the State of California or cross claims filed by LOAPUD and/or the Property Owners. The Trust has been advised by counsel that since the State of California is seeking reimbursement, on a quantum meruit basis, for sewer services rendered from and after 1996 for the benefit of lots owned or sold by KRPS and/or Property Owners, that KRPS has no legitimate claim against City or the Trust. The Trust will defend this lawsuit vigorously.

Other Matters: The Trust has recently been advised by The Travelers Indemnity Company that it may have a claim against the Trust under an insurance policy issued to City Investing Company covering general liability, workers' compensation and certain other risks insured for the years 1974, 1975 and 1976. The amount of premiums and claims paid, estimates of future losses and the terms of the policy are currently under investigation. As a result of the preliminary nature of this matter, it is not currently possible to estimate the amount of the liability, if any, to which the Trust may ultimately be subject.

Note 7 - Future Distributions of Trust Assets

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Pending resolution of possible claims by the United States Environmental Protection Agency and other third parties, see Note 6 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

Note 8 - Differences between Federal Income Tax Reporting Principles and Accounting Principles Generally Accepted in the United States of America, Reflecting an Entity in Liquidation

These financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ("FITR") which differ in certain respects from those principles and practices that the Trust would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States of America, reflecting an entity in liquidation ("GAAPLIQ").

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

              d.  Accounting for Accrued Liabilities

     For FITR, accrued liabilities, other than premium amortization discussed in
     a. above, are recorded when paid. For GAAPLIQ, accrued liabilities are recognized as a liability in the period the assets are purchased or the services are incurred.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

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

          f. The effect of the different treatments described above on the Trust's financial statements would be as follows:

                            STATEMENTS OF OPERATIONS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                           Three Months ended March 31
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per unit data)                                               2005               2004
-------------------------------------------------------------------------------------------------------------------

Net (loss)/income per Federal Income Tax Reporting Principles (FITR):                     ($275)              $80
To adjust from FITR to accounting principles generally accepted in the
  United States of America, reflecting an entity in liquidation (GAAPLIQ):
(Losses)/gains on dispositions of assets, net                                              (378)                 2
Interest, dividend and other income                                                          29                 27
Administrative expenses                                                                     198                (20)
-------------------------------------------------------------------------------------------------------------------

Net (loss)/income for the period per GAAPLIQ                                              ($426)               $89
-------------------------------------------------------------------------------------------------------------------

Net (loss)/income per unit per GAAPLIQ                                                      ($0.01)             $0.00
-------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                                 BALANCE SHEETS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,       December 31,
($ in thousands)                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------

Total assets per Federal Income Tax Reporting Principles (FITR)                         $82,438            $82,713
To adjust from FITR to accounting principles generally accepted in the
   United States of America, reflecting an entity in liquidation (GAAPLIQ):
U.S. Treasuries                                                                               7                397
Prepaid expenses                                                                            117                130
Mortgage receivable, net of deferred gain                                                   567                538
--------------------------------------------------------------------------------------------------------------------

Total assets per GAAPLIQ                                                                $83,129            $83,778
--------------------------------------------------------------------------------------------------------------------

Total liabilities per Federal Income Tax Reporting Principles (FITR)
To adjust from FITR to GAAPLIQ:                                                              $0                 $0
Accrued liabilities                                                                         109                332
--------------------------------------------------------------------------------------------------------------------

Total liabilities per GAAPLIQ                                                              $109               $332
--------------------------------------------------------------------------------------------------------------------

Trust equity per Federal Income Tax Reporting Principles (FITR)                         $82,438            $82,713
--------------------------------------------------------------------------------------------------------------------

To adjust from FITR to GAAPLIQ:
Net (loss)/income adjustments from Statements of Operations for GAAPLIQ                    (151)               234
--------------------------------------------------------------------------------------------------------------------

Adjustments for prior periods for GAAPLIQ                                                   733                499
--------------------------------------------------------------------------------------------------------------------

Trust equity per GAAPLIQ                                                                $83,020            $83,446
--------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                            STATEMENTS OF CASH FLOWS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation

                           Three Months ended March 31
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net (loss)/income per Federal Income Tax Reporting Principles (FITR):                     ($275)               $80
Cash flows from operating activities per accounting principles generally accepted in the United States of America, reflecting
  an entity in liquidation (GAAPLIQ):                                                      (151)                 9
Adjustments to reconcile net (loss)/income to net cash provided by operating activities to GAAPLIQ:
Uncollected interest income on investment securities                                          -                 31
Amortization of premium of investment securities                                              -                392
Net fair market value adjustment of amortized cost of investment securities                 390                  1
Changes in other assets and liabilities:
Prepaid expenses                                                                             13                 16
Mortgage receivable                                                                         (29)                16
Accrued liabilities                                                                        (223)               (29)
-------------------------------------------------------------------------------------------------------------------
Net cash (used for)/provided by operating activities in GAAPLIQ                            (275)               500
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Maturities/sales of investment securities                                               163,310            102,940
Purchases of investment securities                                                     (162,979)          (103,214)
------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                        331               (274)
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                    56                226
Cash and cash equivalents at beginning of period                                             56                 78
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $112               $304
--------------------------------------------------------------------------------------------------------------------

                      STATEMENTS OF CHANGES IN TRUST EQUITY

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation

                           Three Months ended March 31
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2005               2004
--------------------------------------------------------------------------------------------------------------------

Balance at beginning of year per Federal Income Tax
  Reporting Principles  (FITR):                                                         $82,713            $84,104
Net (loss)/income per GAAPLIQ                                                              (426)                89
Adjustments for prior periods for GAAPLIQ                                                   733                499
--------------------------------------------------------------------------------------------------------------------

Balance at March 31                                                                     $83,020            $84,692
--------------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid.

The Trust recorded a net loss of $275,000 ($0.01 per unit) in the quarter ended March 31, 2005, compared to net income of $80,000 ($0.00 per unit) in the first quarter of 2004. The reported losses on the dispositions of assets, net, reflect losses of $26,000 in 2005 as compared to losses of $34,000 in 2004, which consist of legal fees attributable to issues that relate to periods before the liquidation of City Investing Company. Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities was $802,000 in the first quarter of 2005, compared with $204,000 in the first quarter of 2004. The increase in the 2005 period was essentially due to the timing of the receipt of interest collected on securities that matured in 2005 and to higher interest rates in the 2005 versus 2004 period. Administrative expenses were $1,051,000 and $90,000 in the first quarters of 2005 and 2004, respectively. In 2005, the increase was due primarily to insurance premium expenses for environmental liability coverage for a ten-year period.

At March 31, 2005, the Trust had cash and cash equivalents and U. S. Treasuries of $81,430,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated by reference herein. Except as set forth in Note 6 to the Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

Pending resolution of possible claims, see Note 6 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make any dividend payments or liquidation distributions.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     31. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
     32.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b)  Reports on Form 8-K:
     The Registrant was not required to file a Current Report on Form 8-K during the quarter ended March 31, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CITY INVESTING COMPANY LIQUIDATING TRUST

                                       /s/ Lester J. Mantell
                                       ---------------------
Date:    April 29, 2005                By:    LESTER J. MANTELL
                                              Trustee