Form 10-Q
period 2005-06-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2005-07-29
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2005


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                   For the Transition period from _________ to


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

At June 30, 2005 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                   Second Quarter and Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                       Six Months
(Amounts in thousands, except per unit data)            2005             2004              2005               2004
------------------------------------------------------------------------------------------------------------------

Gains (losses) on dispositions of assets, net           $124            $(239)              $98              $(273)
Interest, dividend and other income                      681              347             1,483                551
------------------------------------------------------------------------------------------------------------------

Total income                                             805              108             1,581                278
Administrative expenses                                   86              108             1,137                198
------------------------------------------------------------------------------------------------------------------

Net income                                              $719               $0              $444                $80
------------------------------------------------------------------------------------------------------------------

Net income per unit                                    $0.02            $0.00             $0.01             $ 0.00
------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------


                                 Balance Sheets
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                                  $357                $56
U.S. Treasuries                                                                          82,294             81,649
Restricted funds                                                                              4                  4
Mortgage receivable, net of deferred gain                                                   502              1,004
------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $83,157            $82,713
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                            $83,157            $82,713
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                      $83,157            $82,713
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                                                 $444                $80
Adjustments to reconcile net income to
   net cash provided by operating activities:
Gain on sale of real estate                                                                (184)                 -
Amortization of premium of investment securities                                              -                615
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                   260                695
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685                  -
Maturities/sales of investment securities                                               244,131            309,322
Purchases of investment securities                                                     (244,775)          (310,047)
------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                         41               (725)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        301                (30)
Cash and cash equivalents at beginning of year                                               56                 78
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $357                $48
------------------------------------------------------------------------------------------------------------------





                      Statements of Changes in Trust Equity
                            Six Months ended June 30
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                          2005               2004
------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                                         $82,713            $84,104
Net income                                                                                 444                 80
------------------------------------------------------------------------------------------------------------------

Balance at June 30                                                                     $83,157            $84,184
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the unit holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, the Trustees extended the time limit of the Trust's existence a number of times, most recently to September 25, 2006.

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

Note 2 - Basis of Accounting

Basis of presentation: The accompanying financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ("FITR"). Accordingly, certain revenue and the related assets are recognized when received rather than when earned; certain expenses are recognized when paid rather than when the obligation is incurred; and assets are reflected at their tax basis. For information concerning the financial statements prepared on accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, and a reconciliation of the Trust's FITR to accounting principles generally accepted in the United States of America, reflecting an entity in liquidation, see Note 9.

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

Note 3 - Investment Securities

Investment securities, all of which mature within one year, consist of United States Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of United States Treasuries is based on quoted market prices. Investment securities consist of the following:

-------------------------------------------------------------------------------------------------------------------
                                     June 30, 2005                                     December 31, 2004
                             ------------------------------                     ----------------------------------

                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------

U.S. Treasuries              $82,294        $82,294        $82,288            $81,649     $81,649           $82,046
-------------------------------------------------------------------------------------------------------------------




The gross unrealized gains/(losses) on investment securities amounted to the following:



-------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,       December 31,
($ in thousands)                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------

Gross unrealized (losses)/gains                                                             $(6)              $397
-------------------------------------------------------------------------------------------------------------------



Note 4 - Restricted Funds

Restricted funds at June 30, 2005 and December 31, 2004 represent a rent deposit of $4,000.

Note 5 - Mortgage Receivable

In February 2000, the Trust sold 39 percent of certain real estate acreage located in Texas City, Texas for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining Texas City real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002, 2003 and 2005, cash payment installments of $960,000, $907,000, $850,000 and $800,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the first three years and $184,000 in 2005 and net interest income of $274,000, $222,000, $165,000 and
$114,000, respectively. The deferred gain of $235,000 at June 30, 2005 and $469,000 at December 31, 2004, is netted against the gross mortgage receivable of $737,000 at June 30, 2005 and $1,473,000 at December 31, 2004. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $235,000, due in June 2006, will be subject to expenses estimated to be $51,000.

Note 6 - Litigation and Other Contingent Liabilities

In accordance with the Trust Agreement, the Trust has assumed the obligation, where required, to discharge certain litigation and other contingent liabilities of City Investing Company. As a result, the Trust is subject to possible claims by certain third parties, including:

State of California, v. Lake Oroville Area Public Utility District Claim (Case No. 124772). On or about May 26, 2000, the State of California Department of Parks and Recreation filed a complaint in the Superior Court for the County of Butte against the Lake Oroville Area Public Utility District ("LOAPUD"), Kelly Ridge Property Sales ("KRPS") and the owners of certain real estate in the Kelly Ridge residential subdivision ("Property Owners") asserting, among others, quantum meruit claims against KRPS and the Property Owners seeking reimbursement for expenses incurred in providing sewer service to KRPS and the Property Owners from and after 1996. The State of California alleged that Southern California Financial Corporation ("SoCal") had been the developer of the land in the Kelly Ridge subdivision. SoCal was at one time a subsidiary of City Investing Company ("City"). The State alleged that KRPS is engaged in real estate development activities, that KRPS owns many of the properties which the State alleged SoCal had under development, that KRPS is engaged in the development of the Kelly Ridge residential properties and that KRPS has sold many lots to the Property Owners. The State of California alleged that it has incurred and will continue to incur unreimbursed expenses for the operation, maintenance and repair of sewer facilities providing sewer service to the Kelly Ridge properties.

KRPS filed a cross claim seeking indemnity from the Trust for any liability or expenses KRPS may incur as a result of the claims filed by the State of California or cross claims filed by LOAPUD and/or the Property Owners. Recently, the State of California and LOAPUD have amended their complaints to assert claims against the Trust as successor in interest to SoCal. The litigation was recently stayed to permit the State of California and LOAPUD an opportunity to mediate. The Trust will defend this lawsuit vigorously.

Other Matters: The Trust has recently been advised by The Travelers Indemnity Company that it may have a claim against the Trust under an insurance policy issued to City Investing Company covering general liability, workers' compensation and certain other risks insured for the years 1974, 1975 and 1976. The amount of premiums and claims paid, estimates of future losses and the terms of the policy are currently under investigation. As a result of recent negotiations, the Trust has reason to believe the Travelers' claim will not result in any material liability.

Note 7 - Future Distributions of Trust Assets

Pending resolution of the litigation and claims by certain third parties, see
Note 6 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make a further liquidating distribution. See Note 8 to Financial Statements - Subsequent Events.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 8 - Subsequent Events

On July 29, 2005, the Trustees of the City Investing Company Liquidating Trust declared a cash distribution of $2.00 per Trust Unit of Beneficial Interest to be paid on August 15, 2005, to Unit Holders of record on August 8, 2005. The aggregate cash distribution of $77,958,744 represents approximately 94% of the total assets of the Trust as reflected in its June 30, 2005 financial statements.

Note 9 - Differences between Federal Income Tax Reporting Principles and Accounting Principles Generally Accepted in the United States of America, Reflecting an Entity in Liquidation

These financial statements have been prepared in accordance with Federal Income Tax Reporting Principles ("FITR") which differ in certain respects with those principles and practices that the Trust would have followed had its financial statements been prepared in accordance with accounting principles generally accepted in the United States of America, reflecting an entity in liquidation ("GAAPLIQ").

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

          e.   Accounting for Loss Contingencies

     For FITR, loss contingencies are recorded when paid. For GAAPLIQ, loss contingencies are recorded when contingencies are reasonably estimable and probable of resulting in a liability. The Trustees currently believe that there are no contingencies that are probable of resulting in a material liability to the Trust.

          f. The effect of the different treatments described above on the Trust's financial statements would be as follows:

                            STATEMENTS OF OPERATIONS

    Accounting Principles Generally Accepted in the United States of America,
                      Reflecting an Entity in Liquidation
                  Second Quarter and Six Months ended June 30
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                       Six Months
(Amounts in thousands, except per unit data)            2005             2004              2005               2004
-------------------------------------------------------------------------------------------------------------------

Net income per Federal Income Tax
  Reporting Principles (FITR):                          $719               $0              $444                $80
To adjust from FITR to accounting principles
generally accepted in the United States of
America, reflecting an entity in liquidation
(GAAPLIQ):
Gains/(losses) on dispositions of assets, net           (196)             (13)             (574)               (17)
Interest, dividend and other income                      (93)            (142)              (64)              (115)
Administrative expenses                                   (7)             (40)              191                (60)
-------------------------------------------------------------------------------------------------------------------

Net income/(loss) for the period per GAAPLIQ            $423            ($195)              ($3)              ($112)
--------------------------------------------------------------------------------------------------------------------

Net income per unit per GAAPLIQ                           $0.01            $0.00             $0.00             $0.00
--------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                                 BALANCE SHEETS

    Accounting Principles Generally Accepted in the United States of America,
                      Reflecting an Entity in Liquidation
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                       June 30,       December 31,
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------

Total assets per Federal Income Tax Reporting Principles (FITR)                         $83,157            $82,713
To adjust from FITR to accounting principles generally accepted in the
   United States of America, reflecting an entity in liquidation (GAAPLIQ):
U.S. Treasuries                                                                              (6)               397
Prepaid expenses                                                                            104                130
Mortgage receivable, net of deferred gain                                                   239                538
------------------------------------------------------------------------------------------------------------------

Total assets per GAAPLIQ                                                                $83,494            $83,778
------------------------------------------------------------------------------------------------------------------

Total liabilities per Federal Income Tax Reporting Principles (FITR)                         $0                 $0
To adjust from FITR to GAAPLIQ:
Accrued liabilities                                                                          51                332
------------------------------------------------------------------------------------------------------------------

Total liabilities per GAAPLIQ                                                               $51               $332
------------------------------------------------------------------------------------------------------------------

Trust equity per Federal Income Tax Reporting Principles (FITR)                         $83,157            $82,713
------------------------------------------------------------------------------------------------------------------

To adjust from FITR to GAAPLIQ:
Net income adjustments from Statements of Operations for GAAPLIQ                           (447)               234
------------------------------------------------------------------------------------------------------------------

Adjustments for prior periods for GAAPLIQ                                                   733                499
------------------------------------------------------------------------------------------------------------------

Trust equity per GAAPLIQ                                                                $83,443            $83,446
------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                            STATEMENTS OF CASH FLOWS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income per Federal Income Tax Reporting Principles (FITR):                             $444                $80
Cash flows from operating activities per accounting principles generally accepted in the United States of America, reflecting
  an entity in liquidation (GAAPLIQ):                                                      (447)              (192)
Adjustments to reconcile net (loss)/ income to net cash provided by operating activities to GAAPLIQ:
Uncollected interest income on investment securities                                          -                182
Amortization of premium of investment securities                                              -                490
Net fair market value adjustment of amortized cost of investment securities                 403                 17
Changes in other assets and liabilities:
Prepaid expenses                                                                             26                 33
Mortgage receivable                                                                          64                 59
Accrued liabilities                                                                        (230)                26
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities in GAAPLIQ                                        260                695
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           685                  -
Maturities/sales of investment securities                                               244,131            309,322
Purchases of investment securities                                                     (244,775)          (310,047)
------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing activities                                         41               (725)
------------------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash equivalents                                        301                (30)
Cash and cash equivalents at beginning of period                                             56                 78
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $357                $48
------------------------------------------------------------------------------------------------------------------


                      STATEMENTS OF CHANGES IN TRUST EQUITY
    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                            Six Months ended June 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------

Balance at beginning of year per Federal Income Tax
  Reporting Principles  (FITR):                                                         $82,713            $84,104
Net (loss)/income per GAAPLIQ                                                                (3)              (112)
Adjustments for prior periods for GAAPLIQ                                                   733                499
------------------------------------------------------------------------------------------------------------------

Balance at June 30                                                                      $83,443            $84,491
------------------------------------------------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid.

The Trust recorded net income of $719,000 ($0.02 per unit) in the second quarter of 2005 and $444,000 ($0.01 per unit) in the six-month period ended June 30, 2005, compared to $0 ($0.00 per unit) and $80,000 ($0.00 per unit) in the corresponding 2004 periods. The reported gains (losses) on the dispositions of assets, net, reflect gains of $124,000 in the second quarter and $98,000 in the six-month period of 2005 as compared to losses of $239,000 and $273,000 in the respective 2004 periods. Legal fees and a payment in settlement of litigation exposure relating to issues attributable to periods before the liquidation of City are reflected as losses on disposition of assets, net, and amounted to $59,000 in the second quarter of 2005 and $85,000 in the six-month period ended June 30, 2005, compared to $238,000 and $273,000 in the corresponding 2004 periods. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002, 2003 and 2005, cash payment installments of $907,000, $850,000 and $800,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000, $l83,000 and $184,000, respectively and net interest income of $222,000, $165,000 and $114,000, respectively. The deferred gain of $235,000 at June 30, 2005 and $469,000 at December 31, 2004, is netted against the gross mortgage receivable of $737,000 at June 30, 2005 and $1,473,000 at December 31, 2004. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $235,000 will be subject to expenses estimated to be $51,000.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $681,000 and $1,483,000 in the second quarter and six months ended June 30, 2005, and $347,000 and $551,000 in the corresponding 2004 periods. The increase in the 2005 periods was primarily due to higher interest rates in the 2005 versus 2004 periods. Administrative expenses were $86,000 and $1,137,000 for the second quarter and six months of 2005 compared with $108,000 and $198,000 for the comparable 2004 periods. In 2005, the increase in the six-month period was due primarily to insurance premium expenses for environmental liability coverage for a ten-year period as well as increases in legal and accounting fees.

At June 30, 2005, the Trust had cash and cash equivalents and U. S. Treasuries of $82,651,000. The Trustees believe that such cash resources and investment securities are sufficient to meet all anticipated liquidity requirements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The information contained under Legal Proceedings in the Trust's Annual Report on Form 10-K for the year ended December 31, 2004 is incorporated by reference herein. Except as set forth in Note 6 to Financial Statements - Litigation and Other Contingent Liabilities herein, there have been no material developments in such legal proceedings subsequent to the date of that information.

Pending resolution of the litigation and claims by certain third parties, see
Note 6 to Financial Statements - Litigation and Other Contingent Liabilities, the Trust is unable to make a further liquidating distribution.

ITEM 2. CHANGES IN SECURITIES

Trust Units of Beneficial Interest. On July 29, 2005, the Trustees amended the Trust Agreement to extend the existence of the Trust (and thereby the existence of the Trust Units) until the earlier of (a) the complete distribution of the Trust Estate or (b) September 25, 2006, unless an earlier termination is required by the applicable laws of the State of Delaware or by the action of the Beneficiaries as provided in Section 4.2 of the Trust Agreement or a later termination is required by the Trustees pursuant to Section 6.2 (q) of the Trust Agreement.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     1. Action taken by Trustees under City Investing Company Liquidating Trust Agreement dated July 29, 2005.

     31. Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

     32.  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

(b) Reports on Form 8-K: The Registrant was not required to file a Current Report on Form 8-K during the quarter ended June 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        CITY INVESTING COMPANY LIQUIDATING TRUST



Date:    July 29, 2005                  By: /s/ LESTER J. MANTELL, Trustee