Form 10-Q
period 2005-09-30
CITY INVESTING CO LIQUIDATING TRUST
filed 2005-10-28
CIK 778171

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2005


    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


             For the Transition period         from ________ to ________


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

At September 30, 2005 there were 38,979,372 Trust Units of Beneficial Interest outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Operations
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                       Nine Months
(Amounts in thousands, except per unit data)            2005             2004              2005               2004
------------------------------------------------------------------------------------------------------------------
(Losses) gains on dispositions of assets, net           $(15)            $(38)              $83              $(311)
Interest, dividend and other income                      277              239             1,760                790
------------------------------------------------------------------------------------------------------------------
Total income                                             262              201             1,843                479
Administrative expenses                                   74            1,559             1,211              1,757
------------------------------------------------------------------------------------------------------------------

Net income /(loss)                                      $188          $(1,358)             $632            $(1,278)
------------------------------------------------------------------------------------------------------------------

Net income/(loss) per unit                             $0.01           $(0.03)            $0.02             $(0.03)
------------------------------------------------------------------------------------------------------------------

Outstanding units                                     38,979           38,979            38,979             38,979
------------------------------------------------------------------------------------------------------------------



                                 Balance Sheets
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                                  $443                $56
U.S. Treasuries                                                                           4,437             81,649
Restricted funds                                                                              4                  4
Mortgage receivable, net of deferred gain                                                   502              1,004
-------------------------------------------------------------------------------------------------------------------

Total assets                                                                             $5,386            $82,713
------------------------------------------------------------------------------------------------------------------

Liabilities and trust equity
Trust equity                                                                             $5,386            $82,713
------------------------------------------------------------------------------------------------------------------

Total liabilities and trust equity                                                       $5,386            $82,713
------------------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                            Statements of Cash Flows
                         Nine Months ended September 30
                                   (Unaudited)



-------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss)                                                                          $632            $(1,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of real estate                                                                (184)                 -
Net amortization of premium/(discount) of investment securities                             100                615
-------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) operating activities                                        548               (663)
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           686                  -
Maturities/sales of investment securities                                               402,225            392,660
Purchases of investment securities                                                     (325,113)          (391,934)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                77,798                726
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Cash distribution to Unit Holders                                                       (77,959)                 -
------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (77,959)                 -
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   387                 63
Cash and cash equivalents at beginning of period                                             56                 78
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $443               $141
------------------------------------------------------------------------------------------------------------------



                      Statement of Changes in Trust Equity
                         Nine Months ended September 30
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                         $82,713             $84,104
Net income/(loss)                                                                          632              (1,278)
Cash distribution to Unit Holders                                                      (77,959)                  -
------------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                 $5,386             $82,826
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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)


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

Note 3 - Investment Securities

Investment securities, all of which mature within one year, consist of United States Treasuries and are carried at original cost, net of premium amortization recorded at interest collection dates. The fair value of United States Treasuries is based on quoted market prices. Investment securities consist of the following:



-------------------------------------------------------------------------------------------------------------------
                                  September 30, 2005                                   December 31, 2004
                        -----------------------------------------          ----------------------------------------

                            Carrying      Amortized           Fair           Carrying     Amortized            Fair
($ in thousands)               Value           Cost          Value              Value          Cost           Value
-------------------------------------------------------------------------------------------------------------------
   U.S. Treasuries            $4,437         $4,437         $4,428            $81,649     $81,649           $82,046
-------------------------------------------------------------------------------------------------------------------


The gross unrealized gains/(losses) on investment securities amounted to the following:


-------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2005               2004
-------------------------------------------------------------------------------------------------------------------
Gross unrealized gains                                                                       $-               $397
-------------------------------------------------------------------------------------------------------------------

Gross unrealized (losses)                                                                    (9)                 -
-------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

Note 4 - Restricted Funds

Restricted funds at September 30, 2005 and December 31, 2004 represent a rent deposit of $4,000.

Note 5 - Mortgage Receivable

In February 2000, the Trust sold 39 percent of certain real estate acreage located in Texas City, Texas for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining Texas City real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2001, 2002, 2003 and 2005, cash payment installments of $960,000, $907,000, $850,000 and $800,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 in each of the first three years and $184,000 in 2005 and net interest income of $274,000, $222,000, $165,000 and $114,000, respectively. The deferred gain of $235,000 at September 30, 2005 and $469,000 at December 31, 2004, is netted against the gross mortgage receivable of $737,000 at September 30, 2005 and $1,473,000 at December 31, 2004. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $235,000, due in June 2006, will be subject to expenses estimated to be $51,000.

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

KRPS filed a cross claim seeking indemnity from the Trust for any liability or expenses KRPS may incur as a result of the claims filed by the State of California or cross claims filed by LOAPUD and/or the Property Owners. Recently, the State of California and LOAPUD have amended their complaints to assert claims against the Trustees as successors in interest to SoCal. The litigation was recently stayed to permit the State of California and LOAPUD an opportunity to mediate.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)


Other Matters: The Trust has been advised by The Travelers Indemnity Company that it may have a claim against the Trust under an insurance policy issued to City Investing Company covering general liability, workers' compensation and certain other risks insured for the years 1974, 1975 and 1976. The amount of premiums and claims paid, estimates of future losses and the terms of the policy are currently under investigation. Although a settlement agreement has not been executed, an agreement in principle has been reached whereby the Trust will pay $303,000 to resolve this matter.

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703 since July 1, 2002. The five-year lease can be cancelled without penalty in the event of the liquidation of the Trust. Base annual lease expense beginning July 1, 2002, was approximately $24,000 during the first year of the lease, escalating to an estimated $27,000 during the last year of the lease.

Note 7 - Future Distributions of Trust Assets

On August 15, 2005, the Trust paid a cash distribution of $2.00 per unit to Unit Holders of record on August 8, 2005.

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

The material differences between FITR and GAAPLIQ, which are relevant to the Trust's Statements of Operations, Balance Sheets, Statements of Cash Flows and Statements of Changes in Trust Equity are summarized as follows:

              a.  Accounting for Investment Securities

     For FITR, Investment Securities are carried at original cost, net of premium/(discount) amortization. This amortization is included in income when interest is collected. For GAAPLIQ, all of the Trust's securities would be reflected at net realizable value; thus, any changes in net realizable value are recognized through income. For FITR, interest income is recorded when collected; for GAAPLIQ, a ratable portion of interest income is recognized at each period end.

              b.  Accounting for Prepaid Expenses

     For FITR, expenses, other than premium/(discount) amortization discussed in
     a. above, are recorded when paid. For GAAPLIQ, the recoverable portion of an expense paid is recognized as an asset. For FITR, no expenses are recorded as prepaid. For GAAPLIQ, a prepaid asset is recognized at each period end for a ratable portion of expenses that relate to subsequent periods.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)


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

              d.  Accounting for Accrued Liabilities

     For FITR, accrued liabilities, other than premium/(discount) amortization, discussed in a. above, are recorded when paid. For GAAPLIQ, accrued liabilities are recognized as a liability in the period the assets are purchased or the services are incurred.

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

              f. The effect of the different treatments described above on the Trust's financial statements would be as follows:

                            STATEMENTS OF OPERATIONS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                Third Quarter and Nine Months ended September 30
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                            Third Quarter                       Nine Months
(Amounts in thousands, except per unit data)              2005           2004              2005               2004
--------------------------------------------------------------------------------------------------------------------
Net income/(loss) per Federal Income Tax
  Reporting Principles (FITR):                            $188        ($1,358)             $632            ($1,278)
To adjust from FITR to accounting principles
generally accepted in the United States of
America, reflecting an entity in liquidation
(GAAPLIQ):
(Losses)/gains on dispositions of assets, net             (307)            48              (881)                31
Interest, dividend and other income                         14             29               (50)               (86)
Administrative expenses                                    (14)           117               177                 57
--------------------------------------------------------------------------------------------------------------------
Net loss for the period per GAAPLIQ                      $(119)       ($1,164)            $(122)           ($1,276)
--------------------------------------------------------------------------------------------------------------------
Net loss per unit per GAAPLIQ                               $0.00         ($0.03)            $0.00          ($0.03)
====================================================================================================================

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                                 BALANCE SHEETS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,       December 31,
($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------
Total assets per Federal Income Tax Reporting Principles (FITR)                          $5,386            $82,713
To adjust from FITR to accounting principles generally accepted in the
   United States of America, reflecting an entity in liquidation (GAAPLIQ):
U.S. Treasuries                                                                              (9)               397
Prepaid expenses                                                                             90                130
Mortgage receivable, net of deferred gain                                                   254                538
------------------------------------------------------------------------------------------------------------------

Total assets per GAAPLIQ                                                                 $5,721            $83,778
------------------------------------------------------------------------------------------------------------------

Total liabilities per Federal Income Tax Reporting Principles (FITR)
To adjust from FITR to GAAPLIQ:                                                              $0                 $0
Accrued liabilities                                                                         356                332
------------------------------------------------------------------------------------------------------------------

Total liabilities per GAAPLIQ                                                               356               $332
------------------------------------------------------------------------------------------------------------------


Trust equity per Federal Income Tax Reporting Principles (FITR)                          $5,386            $82,713
------------------------------------------------------------------------------------------------------------------

To adjust from FITR to GAAPLIQ:
Net (loss)/income adjustments from Statements of Operations for GAAPLIQ                    (754)               234
------------------------------------------------------------------------------------------------------------------
Adjustments for prior periods for GAAPLIQ                                                   733                499
------------------------------------------------------------------------------------------------------------------

Trust equity per GAAPLIQ                                                                 $5,365            $83,446
==================================================================================================================

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                            STATEMENTS OF CASH FLOWS

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                         Nine Months ended September 30
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income/(loss) per Federal Income Tax Reporting Principles (FITR):                      $632            ($1,278)
Cash flows from operating activities per accounting principles generally accepted in the United States of America, reflecting
  an entity in liquidation (GAAPLIQ):                                                      (754)                 2
Adjustments to reconcile net (loss)/income to net cash provided by operating activities to GAAPLIQ:
Uncollected interest income on investment securities                                          -                182
Amortization of premium of investment securities                                            100                490
Net fair market value adjustment of amortized cost of investment securities                 407                 (4)
Changes in other assets and liabilities:
Prepaid expenses                                                                             40                (90)
Mortgage receivable                                                                          49                 29
Accrued liabilities                                                                          74                  6
------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) operating activities in GAAPLIQ                             548               (663)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sale of real estate                                                           686                  -
Maturities/sales of investment securities                                               402,225            392,660
Purchases of investment securities                                                     (325,113)          (391,934)
------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                77,798                726
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Cash distribution to Unit Holders                                                       (77,959)                 -
------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (77,959)                 -
------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                   387                 63
Cash and cash equivalents at beginning of period                                             56                 78
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $443               $141
------------------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                    Notes to Financial Statements (continued)
                                   (Unaudited)

                      STATEMENTS OF CHANGES IN TRUST EQUITY

    Accounting Principles Generally Accepted in the United States of America,
                       Reflecting an Entity in Liquidation
                         Nine Months ended September 30
                                   (Unaudited)


------------------------------------------------------------------------------------------------------------------

($ in thousands)                                                                           2005               2004
------------------------------------------------------------------------------------------------------------------
Balance at beginning of year per Federal Income Tax
  Reporting Principles (FITR):                                                          $82,713            $84,104
Net loss per GAAPLIQ                                                                       (122)            (1,276)
Cash distribution to Unit Holders                                                       (77,959)                 -
Adjustments for prior periods for GAAPLIQ                                                   733                499
------------------------------------------------------------------------------------------------------------------

Balance at September 30                                                                  $5,365            $83,327
==================================================================================================================


Note 9 - Notification of Proposed Nasdaq Delisting

Nasdaq has notified the Trust that since the Trust is not in compliance with Nasdaq's minimum listing requirements, the Trust may be delisted from the SmallCap Market. Because of the reduced assets of the Trust following the cash distribution paid on August 15, 2005, the Trustees do not expect compliance with the listing requirements to be reestablished; however, the Trustees intend to use reasonable efforts to take advantage of any available rights to extend compliance periods or to appeal any notification of delisting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid.

The Trust recorded net income of $188,000 ($0.01 per unit) in the third quarter of 2005 and $632,000 ($0.02 per unit) in the nine-month period ended September 30, 2005, compared with net losses of $1,358,000 ($0.03 per unit) and $1,278,000
($0.03 per unit) in the corresponding 2004 periods. The reported (losses) gains on the dispositions of assets, net, reflect losses of $15,000 in the third quarter and gains of $83,000 in the nine-month period ended September 30, 2005, compared to losses of $38,000 and $311,000 in the corresponding 2004 periods. Legal fees and a payment in settlement of litigation exposure relating to issues attributable to periods before the liquidation of City are reflected as losses on disposition of assets, net, and amounted to $15,000 in the third quarter of 2005 and $101,000 in the nine-month period ended September 30, 2005, compared to $38,000 and $311,000 in the corresponding 2004 periods. In February 2000, the Trust sold 39 percent of certain real estate acreage for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold its remaining real estate acreage for $478,000 cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2002, 2003 and 2005, cash payment installments of $907,000, $850,000 and

$800,000, were received which resulted in a recognized long-term gain, net of expenses, of $183,000, $l83,000 and $184,000, respectively and net interest income of $222,000, $165,000 and $114,000, respectively. The deferred gain of $235,000 at September 30, 2005 and $469,000 at December 31, 2004, is netted against the gross mortgage receivable of $737,000 at September 30, 2005 and $1,473,000 at December 31, 2004. A one-year extension of the non-recourse promissory note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. In June 2004, net interest income of $110,000 was received. It is projected that the remaining deferred gain of $235,000 will be subject to expenses estimated to be $51,000.

Interest, dividend and other income, principally consisting of interest earned on the investment of cash equivalents and investment securities, was $277,000 and $1,760,000 in the third quarter and nine months ended September 30, 2005, and $239,000 and $790,000 in the corresponding 2004 periods. The increase in the 2005 periods was primarily due to higher interest rates in the 2005 versus 2004 periods. Administrative expenses were $74,000 and $1,211,000 for the third quarter and nine months of 2005, compared with $1,559,000 and $1,757,000 for the comparable 2004 periods. In 2004, the increase in administrative expenses was due to insurance premium expenses for environmental liability coverage for a ten-year period and professional liability coverage through October 25, 2006 in addition to six-year run-off coverage to be effective on the date the Trust is liquidated.

On August 15, 2005, the Trust paid a cash distribution of $2.00 per unit to Unit Holders of record on August 8, 2005. At September 30, 2005, the Trust had cash and cash equivalents and U. S. Treasuries of $4,880,000. The Trust is involved in a claim by The Travelers Indemnity Company which is expected to be settled by the Trust's payment of $303,000 to resolve the matter. The Trustees believe that its remaining resources and investment securities are sufficient to meet all anticipated liquidity requirements.


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

(b) Reports on Form 8-K:
     The Registrant filed a Current Report on Form 8-K during the quarter ended September 30, 2005.


         Date                                             Event Reported
         ----                                             --------------
     July 29, 2005                  On July 29, 2005, the Registrant issued a press release
                                    announcing a cash distribution of $2.00 per unit to
                                    Unit Holders of record on August 8, 2005.

                                    The foregoing summary of the July 29, 2005 press release
                                    is qualified in its entirety by the complete text of
                                    such document, a copy of which was filed as an Exhibit
                                    to the Form 8-K.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                       CITY INVESTING COMPANY LIQUIDATING TRUST


Date: October 28, 2005                 By: /s/ LESTER J. MANTELL, Trustee