Form 10-K
period 2005-12-31
CITY INVESTING CO LIQUIDATING TRUST
filed 2006-03-15
CIK 778171

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended December 31, 2005

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

The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on June 30, 2005 of $1.91 per unit was approximately $74.5 million.

At December 31, 2005, there were 38,979,372 Trust Units of Beneficial Interest outstanding. The aggregate market value of the Trust's Units of Beneficial Interest held by non-affiliates of the Trust based on the closing price of the Units on such date of $0.10 per Unit was approximately $3.9 million.

To Our Unit Holders:

The Trustees are pleased to report that on March 15, 2006, a $0.116 final cash distribution per Trust Unit was declared to be paid on April 18, 2006 to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent. After March 31, 2006, the outstanding certificates that represented Units of Beneficial Interest in the Trust and formerly represented shares of Common Stock of City Investing Company will have no value and will cease trading. The Trust will cease doing business and be dissolved shortly after remitting the final distribution, audited financial statements for the Trust's final accounting period and a 2006 Tax Information letter.

The accompanying financial report sets forth the status of the City Investing Company Liquidating Trust at December 31, 2005. The 2005 tax letter dated January 26, 2006, pages A through D, that provides 2005 United States Federal income tax information relevant to Unit Holders was mailed previously to all Unit Holders. The Trust's 2005 United States Federal income tax information should be helpful in calculating your 2005 tax consequences.

The Trust has posted on its web site: http://www.cnvlz.com the financial report and the tax letter for the year ended December 31, 2005. The Trust has also posted on its web site all of the tax letters issued since its inception in 1985.

Since the Trust was created, the Trustees' objectives have been to maximize the return to Unit Holders by resolving legal claims and reducing to cash the Trust's remaining non-liquid assets as efficaciously as possible. With this final cash distribution, the Trust will have distributed to original Unit Holders who hold their Units to March 31, 2006, approximately $9.45 per Unit in cash and stock.

On August 15, 2005, the Trust paid a $2.00 partial liquidating distribution to Unit Holders of record on August 8, 2005. As a result the Trust's assets declined to approximately $4.9 million at December 31, 2005. On January 18, 2006, the Nasdaq Stock Market Staff notified the Trust that the Trust's Units would be delisted from the Nasdaq Capital Market on January 27, 2006, since, as previously disclosed to Unit Holders, the market value of its publicly held Units no longer satisfied Nasdaq's minimum market value requirement. On January 27, 2006, the Trust Units were delisted from the Nasdaq Capital Market. The Trust Units are currently being quoted on the Pink Sheets under the symbol CNVLZ.

The final installment of principal and interest, net of expenses, on the Texas City mortgage note due in June 2006 held by the Trust was prepaid and received by the Trust in January 2006 in the amount of approximately $720,000. The Trust settled all claims asserted against it in the State of California v. Lake Oroville Area Public Utility District litigation (described in Item 8 --
Note 7, 'Litigation and Other Contingent Liabilities') by payment of $15,000 in February 2006.

The Trustees are pleased to have maximized the return to the Trust's Unit Holders. Following payment of the Trust's final cash distribution, the Trust will have no remaining assets and there will be no further value to Trust Units. The Trust will cease doing business and be dissolved shortly after remitting the final distribution, audited financial statements for the Trust's final accounting period and a 2006 Tax Information letter. It has been our pleasure to have served you.

Cordially,

Charles R. Carson               John J. Quirk                  Lester J. Mantell
     Trustee                       Trustee                          Trustee

March 15, 2006

For all information about UNIT HOLDINGS:

       UNITS HELD IN STREET NAME, PLEASE COMMUNICATE WITH YOUR BANK OR BROKER.

       REGISTERED UNIT HOLDERS, PLEASE COMMUNICATE WITH MELLON INVESTOR SERVICES, transfer agent for City Investing Company Liquidating Trust, at:

                  telephone:     1-800-839-2608
                  write to:      Mellon Investor Services, 480 Washington Blvd.,
                                 Jersey City, NJ 07606
                  Web site:      http://www.melloninvestor.com

        For FINANCIAL (10-K, 8-K AND 10-Q) AND TAX INFORMATION, please go to the Trust's web site:

                                 http://www.cnvlz.com

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

The City Investing Company Liquidating Trust Agreement ('Trust Agreement') provides that the Trust is organized for the sole purpose of liquidating the Trust Estate in a manner calculated to conserve and protect the Trust Estate, and to collect and distribute to the beneficiaries proceeds therefrom in as prompt and orderly a fashion as possible after the payment of, or provision for, expenses and liabilities. The Trustees are required to distribute to the beneficiaries cash or other property comprising a portion of the Trust Estate as the Trustees, in their sole discretion, determine may be distributed without detriment to the ability of the Trust to pay or discharge claims, expenses, charges, liabilities and obligations.

On July 29, 2005, the Trustees extended the time limit of the Trust's existence to September 25, 2006 from September 25, 2005 in order to continue the orderly resolution of legal exposures of the Trust and reducing to cash the remaining non-liquid assets.

On April 18, 2006, the Trust will pay a $0.116 final cash distribution to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent. After March 31, 2006, the outstanding certificates that represented Units of Beneficial Interest in the Trust and formerly represented shares of Common Stock of City will have no value and will cease trading. The Trust will cease doing business and be dissolved shortly after remitting the final distribution, audited financial statements for the Trust's final accounting period and a 2006 Tax Information letter.

ITEM 3. LEGAL PROCEEDINGS

In accordance with the Trust Agreement, the Trust has assumed the obligation to make payments, where required, to discharge certain litigation and other contingent liabilities of City which existed at September 25, 1985 or which have subsequently arisen. At the present time, there is no pending or threatened litigation against the Trust in any jurisdiction. For a description of recent claims that affected the Trust, see Item 8 -- Note 7, 'Litigation and Other Contingent Liabilities'.

PART II

ITEM 5. MARKET PRICE OF UNITS

The Trust's Units of Beneficial Interest ('Units') traded on The Nasdaq stock exchange and appeared daily in the list entitled Nasdaq Capital Market, under the symbol CITYINVLQ or CNVLZ until January 27, 2006. Commencing January 27, 2006, the Trust Units are currently being quoted on the Pink Sheets under the symbol CNVLZ.

The high and low prices for the Units during 2005 and 2004 were as follows:

--------------------------------------------------------------------------------------------------------
                                                    2005                              2004
                                                    ----                              ----
                                         HIGH                LOW           HIGH                LOW
--------------------------------------------------------------------------------------------------------

First Quarter                             $1.96               $1.13         $2.28               $1.85

Second Quarter                             1.95                1.90          2.00                1.90

Third Quarter                              2.35                0.08          1.99                1.90

Fourth Quarter                             0.14                0.08          1.99                1.90
--------------------------------------------------------------------------------------------------------

As of December 31, 2005, there were approximately 12,500 registered holders of the Trust's Units of Beneficial Interest. A $2.00 cash distribution was made on August 15, 2005 to Unit Holders of record on August 8, 2005. A $0.116 final cash distribution will be paid on April 18, 2006 to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent. No cash distribution was made in 2004.

After March 31, 2006, the outstanding certificates that represented Units of Beneficial Interest in the Trust and formerly represented shares of Common Stock of City Investing Company will have no value and will cease trading. The Trust will cease doing business and be dissolved shortly after remitting the final distribution, audited financial statements for the Trust's final accounting period and a 2006 Tax Information letter.

ITEM 6. SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------
                                                        YEARS ENDED DECEMBER 31
(AMOUNTS IN THOUSANDS, EXCEPT PER                       -----------------------
UNIT DATA)                            2005          2004          2003          2002          2001
----------------------------------------------------------------------------------------------------

Losses on dispositions of assets,
net                                    $(258)        $(339)        $(141)        $(797)        $(268)

Interest, dividend and other
income                                 1,767           790         1,457         2,707         5,953

Net income/(loss)                        164        (1,391)          924         1,504         5,337

Net income/(loss) per unit                 0.00         (0.04)         0.02          0.04          0.14

Total assets                           4,918        82,713        84,104        83,180        81,676

Book value per unit                        0.13          2.12          2.16          2.13          2.10
----------------------------------------------------------------------------------------------------

The selected financial data is prepared on a basis of accounting used for Federal Income Tax Reporting purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust recorded net income of $164,000 ($0.00 per unit) in 2005 compared with a net loss of $1,391,000 ($0.04 per unit) in 2004 and net income of $924,000 ($0.02 per unit) in 2003. It is difficult to compare amounts in comparable periods, as the financial statements of the Trust are prepared on the basis of accounting used for Federal income tax purposes; that is, certain amounts are reflected in the financial statements when such amounts are received or paid. In June 2003 and 2005, cash payment installments of $850,000 and $800,000, were received on a mortgage note secured by property in Texas City, Texas, which resulted in a recognized long-term gain, net of expenses, of $183,000 and $184,000. The deferred gain of $235,000 at December 31, 2005 and $469,000 at December 31, 2004, is netted against the gross mortgage receivable of $737,000 at December 31, 2005 and $1,473,000 at December 31, 2004. A one-year extension of the non-recourse mortgage note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. The final installment of principal and interest, net of expenses, on the mortgage note due in June 2006 was prepaid in January 2006 in the amount of approximately $720,000.

In 2004, the Trust wrote-off as worthless its investment in Oklahoma Energy Corp. As the Trust had a $27,000 basis in this asset, all of the $27,000 loss was recognized upon the recording of this investment as worthless and is reported as long-term capital loss.

Legal fees attributable to issues that relate to periods before the liquidation of City and a payment in settlement of litigation exposure aggregating $441,000 in 2005, compared to $312,000 in 2004 and $324,000 in 2003 are reflected as losses on dispositions of assets and are reported as long-term capital losses.

Interest, dividend and other income of $1,767,000 in 2005, $790,000 in 2004 and $1,457,000 in 2003, was principally derived from interest earned on United States Treasury securities. Notwithstanding the distribution to Unit Holders in 2005, the increase in interest income for the 2005 period was essentially due to the timing of the receipt of interest collected on matured securities and to higher interest rates in the 2005 versus 2004 period. Declining interest rates adversely affected interest income received in 2004. Interest income, net of expenses, of $114,000 in 2005, which included a late payment penalty, $110,000 in 2004 and $165,000 in 2003 was received from the mortgage receivable.

Administrative expenses (including legal fees that are attributable to issues arising after the liquidation of City) were $1,345,000 in 2005, $1,842,000 in 2004, and $392,000 in 2003. In 2004, the increase was due, in part, to insurance premium expenses for environmental liability coverage for a ten-year period and professional liability coverage through October 25, 2006, in addition to six-year run-off coverage to be effective on the date the Trust is liquidated. Administrative expenses in 2005 included insurance premium expenses for additional environmental liability coverage for a ten-year period.

The Trust is a party to a five-year lease of office space (which upon the Trust's liquidation can be cancelled at any time). The five-year lease was cancelled upon the January 31, 2006 notification to the landlord. Total remaining lease payments of $12,000 are due by May 1, 2006.

At December 31, 2005, the Trust reflected on its cash-basis balance sheet cash and cash equivalents and investment securities of $4,412,000. The Trustees believe that such cash resources and investment securities were sufficient to meet all anticipated liquidity requirements on that date.

On August 15, 2005, the Trust paid a $2.00 cash distribution to Unit Holders of record on August 8, 2005. Prior to that, no cash distribution had been made since May 12, 1990. A $0.116 final cash distribution will be paid on April 18, 2006 to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent.

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

The management of the Trust has assessed the effectiveness of the Trust's internal control over financial reporting as of December 31, 2005. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation of the integrated framework of internal control, the Trustees concluded that the internal control over financial reporting was effective as of December 31, 2005. The Trustee's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated: March 15, 2006                         By: /s/ Lester J. Mantell, Trustee

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited management's assessment, included in the accompanying Reporting on Internal Control Over Financial Reporting, Management's Report, that City Investing Company Liquidating Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). City Investing Company Liquidating Trust's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Trust's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that City Investing Company Liquidating Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, City Investing Company Liquidating Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of City Investing Company Liquidating Trust as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and changes in Trust equity for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
March 15, 2006

ITEM 8. FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE TRUSTEES AND HOLDERS OF UNITS OF BENEFICIAL INTEREST
CITY INVESTING COMPANY LIQUIDATING TRUST:

We have audited the accompanying balance sheets of City Investing Company Liquidating Trust as of December 31, 2005 and 2004, and the related statements of operations, cash flows, and changes in Trust equity for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Trust's Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 2 to the financial statements, the Trust's policy is to prepare its financial statements on the basis of accounting used for Federal income tax reporting purposes. The effects on the financial statements of the variances between the basis of accounting used for Federal income tax reporting purposes and accounting principles generally accepted in the United States, reflecting an entity in liquidation, are described in Note 10. As described in
Note 1 to the financial statements, the Trust's sole purpose is to liquidate assets and liabilities transferred to the Trust by City Investing Company. Accordingly, the accompanying financial statements are not intended to present financial position, results of operations, cash flows and changes in Trust equity in conformity with accounting principles generally accepted in the United States of America.

See Note 7 to the financial statements for a description of litigation and other contingent liabilities.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of City Investing Company Liquidating Trust as of December 31, 2005 and 2004, and the results of its operations, cash flows and changes in Trust equity for each of the years in the three-year period ended December 31, 2005, in conformity with the basis of accounting used for Federal income tax reporting purposes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of City Investing Company Liquidating Trust's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 15, 2006

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31

---------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)            2005              2004              2003
---------------------------------------------------------------------------------------------------

Losses on dispositions of assets, net                    $(258)            $(339)            $(141)
Interest, dividend and other income                      1,767               790             1,457
---------------------------------------------------------------------------------------------------
Total income                                             1,509               451             1,316
Administrative expenses                                  1,345             1,842               392
---------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                                         $164           $(1,391)             $924
---------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                                  $0.00            $(0.04)            $0.02
---------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
---------------------------------------------------------------------------------------------------

                                 BALANCE SHEETS
                                  DECEMBER 31

--------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2005              2004
--------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                 $207               $56
Investment securities                                    4,205            81,649
Restricted funds                                             4                 4
Mortgage receivable, net of deferred gain                  502             1,004
--------------------------------------------------------------------------------
TOTAL ASSETS                                            $4,918           $82,713
--------------------------------------------------------------------------------
LIABILITIES AND TRUST EQUITY
Trust equity                                            $4,918           $82,713
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND TRUST EQUITY                      $4,918           $82,713
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

                    CITY INVESTING COMPANY LIQUIDATING TRUST

                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                          2005               2004               2003
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                           $164            $(1,391)              $924
Adjustments to reconcile net income/(loss) to
  net cash provided by/(used for) operating
  activities:
Gain on sale of real estate                                 (184)                --               (183)
Loss on investment in Oklahoma Energy Corp.                   --                 27                 --
Net amortization of premium of investment
  securities                                                 100                615              1,458
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) operating
  activities                                                  80               (749)             2,199
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                402,850            392,661            121,277
Purchases of investment securities                      (325,506)          (391,934)          (124,242)
Proceeds from sale of real estate                            686                 --                685
Other, net                                                    --                 --                  1
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing
  activities                                              78,030                727             (2,279)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to Unit Holders                        (77,959)                --                 --
-------------------------------------------------------------------------------------------------------
Net cash used for financing activities                   (77,959)
-------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash
  equivalents                                                151                (22)               (80)
Cash and cash equivalents at beginning of
  year                                                        56                 78                158
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                    $207                $56                $78
-------------------------------------------------------------------------------------------------------

                     STATEMENTS OF CHANGES IN TRUST EQUITY
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2005              2004              2003
-------------------------------------------------------------------------------------------------------

Balance at beginning of year                              $82,713           $84,104           $83,180
Net income/(loss)                                             164            (1,391)              924
Cash distribution to Unit Holders                         (77,959)               --                --
-------------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR                                     $4,918           $82,713           $84,104
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

The Trust Agreement, signed on September 25, 1985, set forth a time limit of three years for the disposition of the Trust's assets and distribution to the Unit Holders unless a later termination was required by the Trustees. As a result of the protracted nature of certain litigation and other claims asserted against the Trust, the Trustees extended the time limit of the Trust's existence a number of times, most recently to September 25, 2006. On April 18, 2006, the Trust will pay a $0.116 final cash distribution to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent. After March 31, 2006, the outstanding certificates that represented Units of Beneficial Interest in the Trust and formerly represented shares of Common Stock of City will have no value and will cease trading. The Trust will cease doing business and be dissolved shortly after remitting the final distribution, audited financial statements for the Trust's final accounting period and a 2006 Tax Information letter.

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NOTE 3 - INVESTMENT SECURITIES

Investment securities, all of which mature within six months, consist of United States Treasuries and are carried at original cost, net of premium/(discount) amortization recorded at interest collection dates. The fair value of United States Treasuries is based on quoted market prices.

Investment securities at December 31, consist of the following:

------------------------------------------------------------------------------------------
                                         2005                             2004
                             ----------------------------    -----------------------------
                             CARRYING   AMORTIZED    FAIR    CARRYING   AMORTIZED    FAIR
($ IN THOUSANDS)              VALUE      COST       VALUE     VALUE       COST       VALUE
------------------------------------------------------------------------------------------
United States Treasuries      $4,205     $4,205     $4,253   $81,649     $81,649    $82,046
------------------------------------------------------------------------------------------

The gross unrealized gains on investment securities at December 31, consist of the following:

--------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2005                  2004
--------------------------------------------------------------------------------------------
Gross unrealized gains                                             $48                  $397
--------------------------------------------------------------------------------------------

NOTE 4 - RESTRICTED FUNDS

Restricted funds at December 31, 2005 and 2004 represent a rent deposit of $4,000.

NOTE 5 - INVESTMENTS

Investments at December 31 are as follows:

--------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                                  2005                  2004
--------------------------------------------------------------------------------------------
Oklahoma Energy Corp.                                             $ --                  $ --
--------------------------------------------------------------------------------------------

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

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - MORTGAGE RECEIVABLE

In February 2000, the Trust sold 39 percent of certain real estate acreage located in Texas City, Texas for $2,410,000 in cash, which resulted in a recognized long-term capital gain, net of expenses, of $610,000. In May 2000, the Trust sold the remaining Texas City real estate acreage for $478,000 in cash and a non-recourse promissory note of $3,683,000, payable in five equal annual installments plus interest at 8 percent. The May 2000 sale resulted in a recognized long-term capital gain, net of expenses, of $171,000 and deferred gain of $1,173,000. The deferred gain of $1,173,000 was recorded as a reduction to the $3,683,000 mortgage receivable. In June 2003 and 2005, cash payment installments of $850,000 and $800,000, respectively, were received which resulted in a recognized long-term gain, net of expenses, of $183,000 and $184,000 and net interest income of $165,000 and $114,000, which included a late payment penalty, respectively. In June 2004, interest income, net of expenses, of $110,000 was received. The deferred gains of $235,000 at December 31, 2005 and $469,000 at December 31, 2004 and December 31, 2003 are netted against the gross mortgage receivable of $737,000 at December 31, 2005 and $1,473,000 at December 31, 2004 and December 31, 2003. A one-year extension of the non-recourse mortgage note to pay only interest in 2004 and principal and interest in 2005 and 2006 was requested by the mortgagor and was approved by the holders of the mortgage. The final installment of principal and interest, net of expenses, on the mortgage note due in June 2006 was prepaid in January 2006 in the amount of approximately $720,000.

NOTE 7 - LITIGATION AND OTHER CONTINGENT LIABILITIES

In accordance with the Trust Agreement, the Trust has assumed the obligation, where required, to discharge certain litigation and other contingent liabilities of City Investing Company. At the present time, there is no pending litigation against the Trust in any jurisdiction.

State of California, v. Lake Oroville Area Public Utility District (Case
No. 124772). On or about May 26, 2000, the State of California Department of Parks and Recreation filed a complaint in the Superior Court for the County of Butte against the Lake Oroville Area Public Utility District ('LOAPUD'), Kelly Ridge Property Sales ('KRPS') and the owners of certain real estate in the Kelly Ridge residential subdivision ('Property Owners') asserting, among others, quantum meruit claims against KRPS and the Property Owners seeking reimbursement for expenses incurred in providing sewer service to KRPS and the Property Owners from and after 1996. The State of California alleged that Southern California Financial Corporation ('SoCal') had been the developer of the land in the Kelly Ridge subdivision. SoCal was at one time a subsidiary of City Investing Company ('City'). The State alleged that KRPS is engaged in real estate development activities, that KRPS owns many of the properties which the State alleged SoCal had under development, that KRPS is engaged in the development of the Kelly Ridge residential properties and that KRPS has sold many lots to the Property Owners. The State of California alleged that it has incurred and will continue to incur unreimbursed expenses for the operation, maintenance and repair of sewer facilities providing sewer service to the Kelly Ridge properties.

KRPS filed a cross claim seeking indemnity from the Trust for any liability or expenses KRPS may incur as a result of the claims filed by the State of California or cross claims filed by LOAPUD and/or the Property Owners. The State of California and LOAPUD amended their complaints to assert claims against the Trustees as successors in interest to SoCal. The litigation was stayed to permit the State of California and LOAPUD an opportunity to mediate. A settlement agreement binding all the parties was executed in January 2006, whereby the Trust paid $15,000 to resolve the matter, and the litigation was dismissed in February 2006.

Other Matters: A dispute between the Trust and The Travelers Indemnity Company ('Travelers') under an insurance policy issued to City Investing Company covering general liability, workers' compensation and certain other risks insured for the years 1974, 1975 and 1976 was resolved in November 2005 by the payment of $303,000 by the Trust to Travelers.

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Lease Commitment. The Trust has leased office space at 853 Broadway, Suite 1607, New York, NY 10003-4703, beginning July 1, 2002. Base annual lease expense beginning July 1, 2002, was approximately $24,000 during the first year of the lease. Annual lease expense was $28,000 in 2005, $26,000 in 2004, and $25,000 in 2003. The five-year lease was cancelled upon the January 31, 2006 notification to the landlord. Total remaining lease payments of $12,000 are due by May 1, 2006.

NOTE 8 - FUTURE DISTRIBUTIONS OF TRUST ASSETS

On August 15, 2005, the Trust paid a cash distribution of $2.00 per unit to Unit Holders of record on August 8, 2005. On March 15, 2006, the Trustees declared a $0.116 final cash distribution per Trust Unit of Beneficial Interest to be paid on April 18, 2006, to Unit Holders of record on March 31, 2006. The aggregate cash distribution to a Unit Holder involving less than a full cent will be rounded up to the nearest whole cent. This final distribution will exhaust the remaining Trust assets and there will be no further value to the Trust Units.

NOTE 9 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data for 2005 and 2004 are as follows:

-------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED:
                                          -------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT    MARCH 31,  JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
DATA)                                       2005       2005         2005           2005
-------------------------------------------------------------------------------------------
Total income/(loss)                        $776        $805         $262         $(334)
Administrative expenses                   1,051          86           74           134
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                         $(275)       $719         $188         $(468)
-------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                  $(0.01)      $0.02        $0.00        $(0.01)
-------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED:
                                              --------------------------------------------------
                                              MARCH 31,  JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)    2004       2004          2004           2004
------------------------------------------------------------------------------------------------

Total income/(loss)                            $170       $108          201           $(28)
Administrative expenses                          90        108        1,559             85
------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $80         $0      $(1,358)         $(113)
------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) PER UNIT                       $0.00      $0.00       $(0.03)        $(0.01)
------------------------------------------------------------------------------------------------

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

                               RECONCILIATION TO:

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

-----------------------------------------------------------------------------------------------------
(AMOUNTS IN THOUSANDS, EXCEPT PER UNIT DATA)            2005              2004              2003
-----------------------------------------------------------------------------------------------------

Net income/(loss) for the year per Federal
  Income Tax Reporting Principles (FITR)                  $164           $(1,391)             $924
To adjust from FITR to accounting principles
  generally accepted in the United States of
  America, reflecting an entity in
  liquidation (GAAPLIQ):
Gains/(losses) on dispositions of assets,
  net                                                     (586)              415              (155)
Interest, dividend and other income                         16               (56)             (185)
Administrative expenses                                    157              (125)                5
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME FOR THE YEAR PER GAAPLIQ               $(249)          $(1,157)             $589
-----------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME PER UNIT PER GAAPLIQ                      $(.00)            $(.03)             $.02
-----------------------------------------------------------------------------------------------------
OUTSTANDING UNITS                                       38,979            38,979            38,979
-----------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 BALANCE SHEETS

                               RECONCILIATION TO:

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                                  DECEMBER 31

--------------------------------------------------------------------------------
($ IN THOUSANDS)                                        2005              2004
--------------------------------------------------------------------------------

TOTAL ASSETS PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                           $4,918           $82,713
To adjust from FITR to accounting principles
  generally accepted in the United States of
  America, reflecting an entity in
  liquidation (GAAPLIQ):
Investment securities                                       48               397
Prepaid expenses                                            72               130
Mortgage receivable, net of deferred gain                  269               538
--------------------------------------------------------------------------------
TOTAL ASSETS PER GAAPLIQ                                $5,307           $83,778
--------------------------------------------------------------------------------
TOTAL LIABILITIES PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                               $0                $0
To adjust from FITR to GAAPLIQ:
Accrued liabilities                                         69               332
--------------------------------------------------------------------------------
TOTAL LIABILITIES PER GAAPLIQ                              $69              $332
--------------------------------------------------------------------------------
TRUST EQUITY PER FEDERAL INCOME TAX
  REPORTING PRINCIPLES (FITR)                           $4,918           $82,713
--------------------------------------------------------------------------------
To adjust from FITR to GAAPLIQ:
Net (loss)/income adjustments from
  Statements of Operations for GAAPLIQ                    (413)              234
--------------------------------------------------------------------------------
Adjustments for prior periods for GAAPLIQ                  733               499
--------------------------------------------------------------------------------
TRUST EQUITY PER GAAPLIQ                                $5,238           $83,446
--------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS

                               RECONCILIATION TO:

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

-------------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                          2005               2004               2003
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) per Federal Income Tax
  Reporting Principles (FITR):                              $164            $(1,391)              $924
Cash flows from operating activities per
  accounting principles generally accepted in
  the United States of America, reflecting an
  entity in liquidation (GAAPLIQ):                          (413)               234               (335)
Adjustments to reconcile net income/(loss) to
  net cash provided by/(used for) operating
  activities to GAAPLIQ:
Loss on investment in Oklahoma Energy Corp.                   --                 27                 --
Uncollected interest income on investment
  securities                                                 (50)               182                168
Amortization of premium of investment
  securities                                                 100                489              1,441
Excess of fair market value over amortized
  cost of investment securities                              399               (397)                (6)
Changes in other assets and liabilities:
Prepaid expenses                                              59                (76)                --
Mortgage receivable                                           34                 --                 34
Accrued liabilities                                         (213)               183                (27)
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) operating
  activities in GAAPLIQ                                       80               (749)             2,199
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities/sales of investment securities                402,850            392,661            121,277
Purchases of investment securities                      (325,506)          (391,934)          (124,242)
Proceeds from sale of real estate                            686                 --                685
Other, net                                                    --                 --                  1
-------------------------------------------------------------------------------------------------------
Net cash provided by/(used for) investing
  activities                                              78,030                727             (2,279)
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distribution to Unit Holders                        (77,959)                --                 --
-------------------------------------------------------------------------------------------------------
Net cash used for financing activities                   (77,959)                --                 --
-------------------------------------------------------------------------------------------------------
Net increase/(decrease) in cash and cash
  equivalents                                                151                (22)               (80)
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of
  period                                                      56                 78                158
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $207                $56                $78
-------------------------------------------------------------------------------------------------------

                    CITY INVESTING COMPANY LIQUIDATING TRUST
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     STATEMENTS OF CHANGES IN TRUST EQUITY

                               RECONCILIATION TO:

   ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA,
                      REFLECTING AN ENTITY IN LIQUIDATION
                             YEAR ENDED DECEMBER 31

----------------------------------------------------------------------------------------------------
($ IN THOUSANDS)                                           2005              2004              2003
----------------------------------------------------------------------------------------------------

Balance at beginning of year per Federal
  Income Tax Reporting Principles (FITR):                 $82,713           $84,104           $83,180
Net (loss)/income per GAAPLIQ                                (249)           (1,157)              589
Cash distribution to Unit Holders                         (77,959)               --                --
Adjustments for prior periods for GAAPLIQ                     733               499               840
----------------------------------------------------------------------------------------------------
BALANCE AT END OF YEAR PER GAAPLIQ                         $5,238           $83,446           $84,609
----------------------------------------------------------------------------------------------------

NOTE 11 - NOTIFICATION OF NASDAQ DELISTING

On January 18, 2006, the Nasdaq Stock Market Staff notified the Trust that the Trust's Units would be delisted from the Nasdaq Capital Market on January 27, 2006, since, as previously disclosed to Unit Holders, the market value of its publicly held Units no longer satisfied the minimum market value requirement. As of January 27, 2006, City Investing Company Liquidating Trust Units have been delisted from the Nasdaq Capital Market. The Trust Units are currently being quoted on the Pink Sheets under the symbol CNVLZ.

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

Charles R. Carson (60) is a Co-founder and Principal of Cronus Partners LLC. He was a Senior Advisor at The Nassau Group, Inc. from 2002-2004. He was a Principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2002. He was a Principal and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Vice President and Treasurer of City prior to March 1985.

John J. Quirk (62) is a Managing Director at Morgan Joseph & Co. Inc. He was a Principal at Churchill Capital, Inc., a private equity firm, from 1998 to 2001. He was the Chairman and Co-founder of Quirk Carson Peppet Inc. from 1985 to 1998. He served as Senior Vice President and Treasurer of City prior to March 1985.

Lester J. Mantell (68) was an officer of City and AmBase Corporation prior to 1997.

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

There are no plans, pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the Trustees.

ITEM 12. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following are the only persons known to the Trust to own beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934) more than five percent of the Trust's Units of Beneficial Interest. The information provided below was obtained from Amendment No. 16 to Schedule 13D of Farallon Capital Management, L.L.C. filed with the SEC as of September 30, 2005, from Form 4 of Goldman, Sachs & Co., as filed with the Securities and Exchange Commission ('SEC') as of August 10, 2001, and from Amendment No. 3 to
Schedule 13G as filed with the SEC by Franklin Mutual Advisers, LLC as of January 22, 2002.

-----------------------------------------------------------------------------------------
                                                                 UNITS
                                                              BENEFICIALLY      %
NAMES AND ADDRESSES OF BENEFICIAL OWNERS                         OWNED       OF CLASS
-----------------------------------------------------------------------------------------

FARALLON CAPITAL MANAGEMENT, L.L.C.                            12,655,658     32.4%
One Maritime Plaza, Suite 1325, San Francisco, CA 94111

GOLDMAN, SACHS & CO.                                           12,631,464     32.4%
85 Broad Street, New York, NY 10004

FRANKLIN MUTUAL ADVISERS, LLC                                   6,529,648     16.8%
51 John F. Kennedy Parkway, Short Hills, NJ 07078
-----------------------------------------------------------------------------------------

TOTALS                                                         31,816,770     81.6%
-----------------------------------------------------------------------------------------

The following table shows the Units of Beneficial Interest of the Trust beneficially owned by each Trustee and the Trustees as a group as of January 6, 2006.

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
-----------------------------------------------------------------------------------------

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees: The aggregate fees paid in each of the last two fiscal years for professional services rendered by KPMG LLP for the audit of the Trust's annual financial statements and review of the financial statements included in the Trust's Forms 10-Q were as follows:

                2005                                              2004
                ----                                              ----
                $222,840                                          $55,580

The Audit Committee of the Trust met in the first quarter of each of the fiscal years shown above and unanimously approved a proposal by KPMG LLP to provide the services described above. There were no tax or non-audit fees paid to KPMG LLP by the Trust during the periods shown above. The Trust was billed for audit fees of $167,840 for 2004, which were paid in 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                             Page
                                                                             ----
(a)       Documents Filed as Part of This Report:

          1.    Index to Financial Statements:
                Reporting on Internal Control over Financial Reporting,
                Management's Report.........................................   6
                Report of Independent Registered Public Accounting Firm.....   7
                Report of Independent Registered Public Accounting Firm.....   8
                Statements of Operations....................................   9
                Balance Sheets..............................................   9
                Statements of Cash Flows....................................  10
                Statements of Changes in Trust Equity.......................  10
                Notes to Financial Statements...............................  11

          2.    Index to Financial Statement Schedules:
                Not applicable

          3.    Exhibits:

          2.    Plan of Complete Liquidation and Dissolution of City
                Investing Company (incorporated by reference to Exhibit 2A to City Investing Company Form 8-K dated December 12, 1984 and filed on December 21, 1984).

          3. Agreement and Declaration of Trust dated September 25, 1985 by and between City Investing Company and Geo. T.
                Scharffenberger, Eben W. Pyne and Lester J. Mantell, as
                Trustees, together with Schedule I thereto (incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985), as amended on September 7, 1988 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1988), as amended on April
                23, 1990 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1990), as amended on September
                2, 1992 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1992), as amended on June 16, 1994 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended September 30, 1994), as amended on June 27, 1996 (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 1996), as amended on July 28, 1998
                (incorporated by reference to Exhibit 6.1 to City Investing
                Company Liquidating Trust Form 10-Q for the quarter ended
                June 30, 1998), as amended on July 8, 1999 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                1999), as amended on July 17, 2000 (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2000) as amended on July 23, 2001 (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2001) as amended on July 30, 2002 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2002) as amended on June 18, 2003 by action of John J. Quirk, Eben W. Pyne and
                Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company Liquidating Trust
                Form 10-Q for the quarter ended June 30, 2003) as amended on August 3, 2004 by action of John J. Quirk, Charles R. Carson and Lester J. Mantell, as Trustees, (incorporated by reference to Exhibit 6.1 to City Investing Company
                Liquidating Trust Form 10-Q for the quarter ended June 30,
                2004) as amended on July 29, 2005 by action of John J.
                Quirk, Charles R. Carson and Lester J. Mantell, as

                Trustees, (incorporated by reference to Exhibit 6.1 to City
                Investing Company Liquidating Trust Form 10-Q for the quarter ended June 30, 2005).

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

          14.   Code of Ethics (incorporated by reference to Exhibit 99.3 to
                City Investing Company Liquidating Trust Form 10-K for the fiscal year ended December 31, 2002).

          31.   Certification Pursuant to Section 302(a) of the
                Sarbanes-Oxley Act of 2002.

          32.   Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

          99.4  Charter of the Audit Committee of the Trustees of City
                Investing Company Liquidating Trust (incorporated by reference to Exhibit 99.4 to City Investing Company
                Liquidating Trust Form 10-K for the fiscal year ended
                December 31, 2004).

          Exhibits 31 and 32 are included in the Form 10-K posted on our web site: http://www.cnvlz.com.

(b)       Form 8-K
          The Trust filed two Current Reports on Form 8-K during the quarter ended December 31, 2005.

      DATE                               EVENT REPORTED
      ----                               --------------
October 3, 2005   On October 3, 2005, the Registrant issued a press release
                  announcing a proposed delisting from Nasdaq SmallCap (which is currently called Capital) Market.

                  The foregoing summary of the October 3, 2005 press release is qualified in its entirety by the complete text of such document, a copy of which was filed as an Exhibit to the Form 8-K.

October 21, 2005  On October 21, 2005, the Registrant issued a press release announcing a proposed delisting from Nasdaq SmallCap (which is currently called Capital) Market.

                  The foregoing summary of the October 21, 2005 press release is qualified in its entirety by the complete text of such document, a copy of which was filed as an Exhibit to the Form 8-K.

SIGNATURES:

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2006.

CITY INVESTING COMPANY LIQUIDATING TRUST

LESTER J. MANTELL
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant on the 15th day of March 2006.

The Trustees:

CHARLES R. CARSON
Trustee

JOHN J. QUIRK
Trustee

LESTER J. MANTELL
Trustee